Form 10-Q
period 1996-03-31
RX MEDICAL SERVICES CORP
filed 1997-01-06
CIK 868825

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1996

                                     OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___ to ___

                       Commission File Number 1-10963


                          RX MEDICAL SERVICES CORP.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Nevada                                            87-0436782
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)

   888 East Las Olas Boulevard, Suite 210, Fort Lauderdale, Florida 33301
   ----------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip code)

                               (954) 462-1711
             ---------------------------------------------------
             (Registrant's telephone number including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

The number of shares outstanding of the registrant's common stock, par value $.002 per share, at March 31, 1996, was 8,539,117 shares.



                                   1 of 14

                          RX MEDICAL SERVICES CORP.

                                  FORM 10-Q

                      Three Months Ended March 31, 1996

                                    INDEX


                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION...................................         3

Item 1.   Financial Statements....................................         3

Item 2.   Management Discussion and Analysis of Financial Condition
          and Results of Operations...............................         9

PART II.  OTHER INFORMATION.......................................        12

Item 1.   Legal Proceedings.......................................        12

Item 6.   a)   Exhibits and Reports on Form 8-K...................        12
          b)   Signatures.........................................        13




                                     2 of 14

Part I - Item 1: Consolidated Financial Information

                           RX MEDICAL SERVICES CORP.
                     Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in thousands except per share amounts)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                          1996               1995
                                                        --------           ---------
Revenues:
    Hospitals and medical clinics                        $ 1,427           $     -
                                                         -------           -------

Costs and expenses:
    Compensation and benefits                                991               303
    Supplies                                                 169                 -
    Fees for services                                        171                62
    Bad debts                                                201                 -
    Depreciation and amortization                             22                12
    Occupancy                                                142                55
    Equipment rental and maintenance                          19                18
    Other                                                    275               195
                                                         -------           -------
                                                           1,990               645
                                                         -------           -------

Operating loss                                              (563)             (645)

Other (income) expenses:
    Interest                                                  60                11
    Interest - related party                                 714               214
    Loss on investment in partnership                        124                 -
    Other (income) expense                                   (12)                -
                                                         -------           -------
                                                             886               225
                                                         -------           -------

Loss from continuing operations                           (1,449)             (870)

Loss from discontinued operations                              -            (1,364)

    Net loss                                             $(1,449)          $(2,234)
                                                         =======           =======

Net loss per common share:
    Loss from continuing operations                      $ (0.17)          $ (0.10)
    Loss from discontinued operations                          -             (0.16)
                                                         -------           -------

    Net loss per common share                            $ (0.17)          $ (0.26)
                                                         =======           =======

Weighted average common shares
    outstanding                                            8,539             8,568
                                                         =======           =======

The accompanying notes are an integral part of these financial statements.




                                    3 of 14

                           RX MEDICAL SERVICES CORP.
                          Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                       March 31,       December 31,
                                                                         1996              1995
                                                                      -----------      ------------
Assets:                                                               (Unaudited)
  Current Assets:
     Cash                                                               $    47           $     -
     Accounts receivable (less allowance for doubtful accounts
       of $581 and $380 at 1996 and 1995, respectively)                   1,400             1,277
     Other                                                                   88                79
                                                                        -------           -------

          Total current assets                                            1,535             1,356
                                                                        -------           -------

  Property and equipment, at cost
     Land and building                                                      792               792
     Equipment                                                              226               219
     Furniture, fixtures and improvements                                    95               144
                                                                        -------           -------

                                                                          1,113             1,155

     Less accumulated depreciation and amortization                        (144)             (157)
                                                                        -------           -------

                                                                            969               998

  Investment in partnership                                                   -               124

  Other assets (less allowance for doubtful accounts of $627
     at 1996 and 1995)                                                       47                69
                                                                        -------           -------

                                                                        $ 2,551           $ 2,547
                                                                        =======           =======

The accompanying notes are an integral part of these financial statements.




                                    4 of 14

                           RX MEDICAL SERVICES CORP.
                    Consolidated Balance Sheets (continued)
                             (Dollars in thousands)

                                                                                         March 31,         December 31,
                                                                                           1996                1995
                                                                                        -----------        ------------
Liabilities and equity:                                                                 (Unaudited)
   Current liabilities:
       Notes payable - related party                                                     $ 20,587            $ 18,146
       Accounts payable                                                                     3,882               3,763
       Accrued liabilities                                                                    883                 946
       Accrued compensation, benefits and related taxes                                       911                 740
       Current portion of long-term debt                                                      185                 202
       Current portion of long-term debt - related party                                    3,062               3,062
                                                                                         --------            --------
            Total current liabilities                                                      29,510              26,859
   Long-term liabilities:
       Long-term debt                                                                         717                 736
       Net liabilities of discontinued operations                                             231               1,313
                                                                                         --------            --------
            Total long-term liabilities                                                       948               2,049
                                                                                         --------            --------

            Total liabilities                                                              30,458              28,908
                                                                                         --------            --------

Commitments and contingencies                                                                   -                   -

Shareholders' deficit:
   Convertible preferred stock, $.001 par value,
     authorized shares 20,000,000, issued and outstanding
      1,958,775 shares at 1996 and 1995, aggregate
     liquidation preference of $3,624 at 1996 and 1995                                          2                   2
   Convertible preferred stock, $5.00 par value,
     authorized shares 1,091,250, issued and outstanding
     600,270 shares at 1996 and 1995                                                        3,001               3,001
   Common stock, $.002 par value, authorized
     25,000,000 shares, issued and outstanding
     8,539,117 shares at 1996 and 1995                                                         15                  15
   Additional paid-in capital                                                              37,743              37,840
   Accumulated deficit                                                                    (68,668)            (67,219)
                                                                                         --------            --------
            Total shareholders' deficit                                                   (27,907)            (26,361)
                                                                                         --------            --------

                                                                                         $  2,551            $  2,547
                                                                                         ========            ========

The accompanying notes are an integral part of these financial statements.




                                    5 of 14

                           RX MEDICAL SERVICES CORP.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in thousands)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        1996             1995
                                                                     ---------         ----------
Cash flows from operating activities:
    Net loss                                                            ($1,449)        ($2,234)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                        22              12
        Provision for bad debts                                             201               -
        Loss from sale of furniture and equipment                            18               -
        Loss on investment in partnership                                   124               -
        Stock options canceled                                                -             (46)
        Changes in operating assets and
          liabilities, net of effects of acquisitions:
             Increase in accounts receivable                               (324)              -
            Decrease (increase) in other assets                               4             (36)
            Increase in accounts payable
              and accrued expenses                                          139             243
            Change in discontinued operations                            (1,082)              3
                                                                       --------        --------
                                                                         (2,347)         (2,058)

Cash flows from investing activities:
    Acquisition of property and equipment                                   (11)
                                                                       --------        --------
                                                                            (11)              -

Cash flows from  financing activities:
    Issuance of stock for cash                                                -               2
    Proceeds from notes payable - related party                           2,441           2,060
    Proceeds from long-term debt-related party                                -              34
    Payments on long-term debt                                              (36)             (7)
                                                                       --------        --------
                                                                          2,405           2,089
                                                                       --------        --------

Net increase (decrease) in cash                                              47              31

Cash - beginning of period                                                    -               -
                                                                       --------        --------

Cash - end of period                                                   $     47        $     31
                                                                       ========        ========



For the three months ended March 31, 1996 and 1995, interest paid was $60 and $11 respectively. No income taxes were paid during these periods.




                                    6 of 14

                           Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the audited annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K for the year ended December 31, 1995 of Rx Medical Services Corp. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

For the year ended December 31, 1995, the medical services business segment has been reflected as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 which provides for the reporting of operating results of discontinued operations separately from the continuing operations.

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $28.0 million at March 31, 1996, is in default with respect to certain indebtedness and there are uncertainties regarding the Company's compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is also dependent on the settlement of various lawsuits and the continued funding of its operations from its primary lender, National Century Financial Enterprises, Inc. (the "Lender") or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached operational profitability, the Company has several plans in progress to improve profitability, as well as cash flow, including the continued development of its hospital management and pharmaceutical products distribution businesses, while also seeking the acquisition of ancillary related businesses. This expansion will focus on increased revenues, market share and positive cash flow. Also, expense reductions are expected to be achieved through the continuing implementation of aggressive cost cutting and reorganization strategies.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.






                                     7 of 14

                           Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 2 - Earnings Per Share

Net loss per common share was computed by dividing net loss by the weighted average number of shares outstanding. Common share equivalents resulting from options and warrants have not been included since their effect would be antidilutive.


NOTE 3 - Notes Payable - Related Party

At March 31, 1996, notes payable included approximately $20.6 million due to the Lender, through which the Company has obtained financing collateralized by certain accounts receivable.







                                     8 of 14

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Revenues from hospitals and medical clinics during the three months ended March 31, 1996 were $1.4 million compared to $0 revenues during the three months ended March 31, 1995. The Company began operating this business in 1995 and revenues will include the results of operations from August 1, 1995.

Costs and expenses increased 209% from $0.6 million during the three months ended March 31, 1995 to $2.0 million during the three months ended March 31, 1996. Of these 1996 expenses, hospital management operations accounted for $1.6 million and the corporate expenses of the Company were $0.4 million. This decrease of 32% in corporate expenses is the result of management's continuing efforts to aggressively control costs.

Interest expense increased 244% from $0.2 million during the three months ended March 31, 1995 to $0.8 million during the three months ended March 31, 1996. This increase was due primarily to a higher level of borrowings from the Lender.

No provision for income taxes has been provided on the losses from discontinued operations since existing net operating loss carryforwards from continuing operations may be substantially limited.



Financial Condition, Liquidity, and Capital Resources

During the three months ended March 31, 1996, the Company's working capital deficit increased by approximately $2.5 million to $28.0 million. This increase was primarily attributable to operating losses. In addition, the Company is a defendant in various lawsuits. Through March 31, 1996, the Company's ability to continue as a going concern was dependent on successful resolution of the issues and the continued funding of its operations by the Lender. Without this funding, the Company's ability to operate its business would be adversely impacted. As a result of the elimination by the Company of its unprofitable operations, the continued dependence on the Lender has been lessened. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Lender, or other alternative sources of funding, to the extent available. To the extent fundings from the Lender are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's continuing operations (i.e. hospital management ("CHC") and pharmaceutical products distribution ("BHC")) are presently being funded through accounts receivable


                                     9 of 14
agreements with the Lender and the various operating facilities. At March 31, 1996, agreements to purchase the eligible accounts receivable existed with Smith County Hospital and the retail pharmacy used by BHC in California to facilitate the delivery of the biological products to patients. Approximately $3.2 million had been funded as of March 31, 1996 by the Lender and its related affiliates under those agreements.

In April 1994, the Company entered into an agreement-in-principle with the Lender, pursuant to which the Lender, through one or more of its subsidiaries or affiliates, would provide up to $20.0 million to be used to purchase the medical accounts receivable of businesses which may be acquired in the future by the Company. As a stipulation of this arrangement, the Company employed a new President and Chief Operating Officer in August 1994.

In October 1993, the Company entered into an agreement with the Lender, providing the Company with accounts receivable based financing which initially produced cash to the Company of approximately $2.6 million. That agreement, which expires in April 1997, provided that the Lender would periodically purchase certain eligible accounts receivable, up to an aggregate of $25 million. However, due to the bankruptcy of Manatee, the Company is not generating accounts receivable that could be purchased under the 1993 commitment. The Lender and its related affiliates had funded and invested approximately $19.7 million in debt and equity in the Company as of March 31, 1996; of that amount, $2.3 million was paid for equity and $17.4 million was advanced pursuant to the foregoing accounts receivable financing agreement and additional advances. The Lender had, and continues to have, no contractual obligation to fund additional advances beyond the terms of the accounts receivable financing agreement.

While the Company has not yet reached profitability operationally, it has several plans of action in progress designed to improve profitability as well as cash flow. The Company has divested its loss operations and will continue to pursue additional sources of revenues by expanding its hospital operations and other specialty medical services.

Going Concern

The reports of the independent auditors of the Company on its 1995, 1994 and 1993 consolidated financial statements express substantial doubt about the Company's ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency and delinquencies, defaults on its accounts payable and other outstanding liabilities, litigation, as well as to the uncertainty of the Company's compliance with certain Medicare and state statutes and regulations. As of January 1, 1995, the Company was unable to comply with certain provisions of the OBRA 1993 amendments to the Stark Act, as well as, certain similar state statutes. Although the Company has not been the subject of, and is not currently the subject of, any administrative proceedings concerning violations of federal or state self-referral statutes or regulations, in the event that the Company is found to have violated such statutes and regulations, it could be subject to cumulative fines and penalties and could also be required to make refunds, which may aggregate up to approximately $50.0 million. The Company believes, however, that due to the filing of the Chapter 7 bankruptcy petition for Manatee, the likelihood of such enforcement actions occurring is remote.



                                    10 of 14

As mentioned in the Financial Condition section, the Company is dependent on the continued funding currently being received from the Lender to continue operations. The discontinuance of such funding, and the unavailability of financing to replace such funding, could result in the Company ceasing its operations.



                                    11 of 14

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings


In February 1996, an action was commenced against the Company and Manatee by Eduardo R. Latour, as Trustee for Physicians Reference Lab Short Term Trust (the "Trust") in the Circuit Court for Pinellas County, Florida (Case No. 96-00683-CI-15). The beneficiary of the Trust is Deborah H. Behar, the wife of Morris Behar. Mr. Behar is a director of the Company and formerly an executive vice president and a director of Manatee, and was previously the trustee of the Trust. The complaint filed in this action alleges a default under a promissory note from Manatee and seeks damages in the amount of $3,060,000. In addition, the complaint seeks to foreclose a security interest in certain assets of Manatee that had been pledged to the Trust by Manatee. The promissory note and pledge had been delivered to the Trust in connection with the Trust's sale, in December 1991, to Manatee of the Physician's Reference Laboratory Services group of clinical laboratories located in Florida. Mr. Behar was not affiliated with the Company or Manatee at the time of the 1991 acquisition.
The plaintiff recently submitted an amended complaint in this action and the Company has filed an answer containing a number of defenses to the claims asserted in the amended complaint, as well as a third party complaint against Morris Behar alleging fraud and breach of fiduciary duty.

ITEM 6. Exhibits and Reports on Form 8-K

                                                                  Sequentially
                                                                  Numbered Page
                                                                  -------------
a) Exhibit 11:  Computation of primary earnings per share.             14

   Exhibit 27:  Financial Data Schedule (for SEC use only).

b) Reports on Forms 8-K were filed as follows:

     None.



                                    12 of 14

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Rx MEDICAL SERVICES CORP.




By:    /s/ Randolph H. Speer
           -----------------
       Randolph H. Speer
       President and
       Principal Accounting Officer


Date:  January 3, 1997



                                  13 of 14