Form 10-Q
period 1996-06-30
RX MEDICAL SERVICES CORP
filed 1997-01-17
CIK 868825

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___

                         Commission File Number 1-10963

                           RX MEDICAL SERVICES CORP.
                           -------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No ( X )

The number of shares outstanding of the registrant's common stock, par value $.002 per share, at June 30, 1996, was 8,539,117 shares.



                                     1 of 15

                           RX MEDICAL SERVICES CORP.

                                   FORM 10-Q

                         Six Months Ended June 30, 1996

                                     INDEX





                                                                                 Page No.
                                                                                 --------
PART I.   FINANCIAL INFORMATION.................................................   3

Item 1.   Financial Statements..................................................   3

Item 2.   Management Discussion and Analysis of Financial Condition
          and Results of Operations.............................................  10

PART II.  OTHER INFORMATION.....................................................  13

Item 1.   Legal Proceedings.....................................................  13

Item 6    a)  Exhibits and Reports on Form 8-K..................................  13
          b)  Signatures........................................................  14



                                     2 of 15

Part I - Item 1: Consolidated Financial Information


                            RX MEDICAL SERVICES CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                 ----------------------------   --------------------------
                                                  1996                1995       1996                1995
                                                 -------             -------    -------            --------
 Revenues:
     Hospitals and medical clinics               $ 6,366             $  --      $ 7,793            $  --
                                                 -------             -------    -------            -------

Costs and expenses:
     Compensation and benefits                     3,325                 298      4,316                601
     Supplies                                        663                --          832               --
     Fees for services                               966                  85      1,137                147
     Bad debts                                       837                --        1,038               --
     Depreciation and amortization                    39                  12         61                 24
     Occupancy                                       482                  51        624                106
     Equipment rental and maintenance                214                  13        233                 31
     Other                                           441                 227        716                422
                                                 -------             -------    -------            -------
                                                   6,967                 686      8,957              1,331
                                                 -------             -------    -------            -------

Operating loss                                      (601)               (686)    (1,164)            (1,331)

Other (income) expenses:
     Interest                                         42                  41        102                 52
     Interest - related party                      1,052                 250      1,766                464
     Loss on investment in partnership              --                  --          124               --
     Gain on settlement of liabilities               (23)                (26)       (23)               (26)
     Other (income) expense                          (61)               --          (73)              --
                                                 -------             -------    -------            -------
                                                   1,010                 265      1,896                490
                                                 -------             -------    -------            -------

Loss from continuing operations                   (1,611)               (951)    (3,060)            (1,821)

Loss from discontinued operations                   --                (2,023)      --               (3,387)
                                                 -------             -------    -------            -------

     Net loss                                    $(1,611)            $(2,974)   $(3,060)           $(5,208)
                                                 =======             =======    =======            =======

Net loss per common share:
     Loss from continuing operations             $ (0.19)            $ (0.11)   $ (0.36)           $ (0.21)
     Loss from discontinued operations              --                 (0.24)      --                (0.40)
                                                 -------             -------    -------            -------

     Net loss per common share                   $ (0.19)            $ (0.35)   $ (0.36)           $ (0.61)
                                                 =======             =======    =======            =======

Weighted average common shares
     outstanding                                   8,539               8,568      8,539              8,568
                                                 =======             =======    =======            =======

 The accompanying notes are an integral part of these financial statements.




                                    3 of 15

                            RX MEDICAL SERVICES CORP.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                 June 30,      December 31,
                                                                  1996           1995
                                                                --------       --------
                                                                (Unaudited)
Assets:
  Current Assets:
    Cash                                                        $   589        $    --
    Accounts receivable (less allowance for doubtful accounts
      of $1,130 and $380 at 1996 and 1995, respectively)          5,878          1,277
    Other                                                           210             79
                                                                -------        -------

         Total current assets                                     6,677          1,356
                                                                -------        -------

Property and equipment, at cost
    Land and building                                               792            792
    Equipment                                                       457            219
    Furniture, fixtures and improvements                             91            144
                                                                -------        -------

                                                                  1,340          1,155

    Less accumulated depreciation and amortization                 (178)          (157)
                                                                -------        -------

                                                                  1,162            998

Investment in partnership                                            --            124

Other assets (less allowance for doubtful accounts of $627
    at 1996 and 1995)                                                15             69
                                                                -------        -------

                                                                $ 7,854        $ 2,547
                                                                =======        =======

The accompanying notes are an integral part of these financial statements.





                                    4 of 15

                          RX MEDICAL SERVICES CORP.
                   Consolidated Balance Sheets (continued)
                            (Dollars in thousands)


                                                               June 30,      December 31,
                                                                 1996            1995
                                                                 ----            ----
                                                                (Unaudited)
Liabilities and equity:
     Current liabilities:
         Notes payable - related party                          $27,228        $18,146
         Accounts payable                                         3,653          3,763
         Accrued liabilities                                      1,112            946
         Accrued compensation, benefits and related taxes         1,226            740
         Current portion of long-term debt                          201            202
         Current portion of long-term debt - related party        3,062          3,062
         Current portion of obligations under capital leases         58             --
                                                                -------        -------
              Total current liabilities                          36,540         26,859
     Long-term liabilities:
         Long-term debt                                             682            736
         Obligations under capital leases                           125             --
         Net liabilities of discontinued operations                 123          1,313
                                                                -------        -------
              Total long-term liabilities                           930          2,049
                                                                -------        -------

              Total liabilities                                  37,470         28,908
                                                                -------        -------


Commitments and contingencies                                        --             --

Shareholders' deficit:
     Convertible preferred stock, $.001 par value,
       authorized shares 20,000,000, issued and outstanding
        1,958,775 shares at 1996 and 1995, aggregate
       liquidation preference of $3,624 at 1996 and 1995              2              2
     Convertible preferred stock, $5.00 par value,
       authorized shares 1,091,250, issued and outstanding
       600,270 shares at 1996 and 1995                            3,001          3,001
     Common stock, $.002 par value, authorized
       25,000,000 shares, issued and outstanding
       8,539,117 shares at 1996 and 1995                             15             15
     Additional paid-in capital                                  37,645         37,840
     Accumulated deficit                                        (70,279)       (67,219)
                                                                -------        -------
              Total shareholders' deficit                       (29,616)       (26,361)
                                                                -------        -------

                                                                $ 7,854        $ 2,547
                                                                =======        =======

The accompanying notes are an integral part of these financial statements.



                                    5 of 15

                            RX MEDICAL SERVICES CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                  1996           1995
                                                               --------        ---------
Cash flows from operating activities:
     Net loss                                                   $(3,060)       $(5,208)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                               61             24
         Provision for bad debts                                  1,038             --
         Loss from sale of furniture and equipment                   38             --
         Loss on investment in partnership                          124             --
         Stock options canceled                                      --            (46)
         Changes in operating assets and
           liabilities, net of effects of acquisitions:
             Increase in accounts receivable                     (2,508)            --
             Decrease (increase) in other assets                    (76)            54
             Increase in accounts payable
               and accrued expenses                                 347            267
             Change in discontinued operations                   (1,190)          (170)
                                                                -------        -------
                                                                 (5,226)        (5,079)

Cash flows from investing activities:
     Acquisition of property and equipment                          (71)            --
     Purchase of accounts receivable                             (3,131)            --
                                                                -------        -------
                                                                 (3,202)            --

Cash flows from financing activities:
     Issuance of stock for cash                                      --              2
     Proceeds from notes payable - related party                  9,082          5,253
     Proceeds from long-term debt                                    26             --
     Payments on long-term debt and obligations under
         capital leases                                             (91)            (4)
     Payments on long-term debt - related party                      --           (148)
                                                                -------        -------
                                                                  9,017          5,103
                                                                -------        -------

Net increase in cash                                                589             24

Cash - beginning of period                                           --             --
                                                                -------        -------

Cash - end of period                                            $   589        $    24
                                                                =======        =======



(Continued)




                                    6 of 15

                            RX MEDICAL SERVICES CORP.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                  1996            1995
                                                               ---------        --------
The following is supplementary information relating to the
  consolidated statement of cash flows:

Noncash investing and  financing activities:
  Equipment purchased under capital leases                      $   193        $     --
                                                                =======================







For the six months ended June 30, 1996 and 1995, interest paid including interest on capital leases was $82 and $11 respectively. No income taxes were paid during these periods.



The accompanying notes are an integral part of these financial statements.




                                    7 of 15

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


The Company has experienced significant losses in each of the past three years, had a working capital deficit of $29.9 million at June 30, 1996, is in default with respect to certain indebtedness and there are uncertainties regarding the Company's compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is also dependent on the settlement of various lawsuits and the continued funding of its operations from its primary lender, National Century Financial Enterprises, Inc. (the "Lender") or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

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


                                     8 of 15

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

NOTE 3 -  Notes Payable - Related Party

At June 30, 1996, notes payable included approximately $27.2 million due to the Lender, through which the Company has obtained financing collateralized by certain accounts receivable.



                                     9 of 15

     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months:
Revenues from hospitals and medical clinics during the three months ended June 30, 1996 were $6.4 million compared to $0 revenues during the three months ended June 30, 1995. The Company began operating this business in 1995 and revenues will include the results of operations from August 1, 1995.

Costs and expenses increased 916% from $0.7 million during the three months ended June 30, 1995 to $7.0 million during the three months ended June 30, 1996. Of these 1996 expenses, hospital management operations accounted for $6.5 million and the corporate expenses of the Company were $0.5 million. This decrease of 33% in corporate expenses is the result of management's continuing efforts to aggressively control costs.

Interest expense increased 276% from $0.3 million during the three months ended June 30, 1995 to $1.1 million during the three months ended June 30, 1996. This increase was due primarily to a higher level of borrowings from the Lender.

No provision for income taxes has been provided on the losses from discontinued operations since existing net operating loss carryforwards from continuing operations may be substantially limited.

Six Months:

Revenues from hospitals and medical clinics during the six months ended June 30, 1996 were $7.8 million compared to $0 revenues during the six months ended June 30, 1995. The Company began operating this business in 1995 and revenues will include the results of operations from August 1, 1995.

Costs and expenses increased 573% from $1.3 million during the six months ended June 30, 1995 to $9.0 million during the six months ended June 30, 1996. Of these 1996 expenses, hospital management operations accounted for $8.1 million and the corporate expenses of the Company were $0.9 million. This decrease of 33% in corporate expenses is the result of management's continuing efforts to aggressively control costs.

Interest expense increased 262% from $0.5 million during the six months ended June 30, 1995 to $1.9 million during the six months ended June 30, 1996. This increase was due primarily to a higher level of borrowings from the Lender.

No provision for income taxes has been provided on the losses from discontinued operations since existing net operating loss carryforwards from continuing operations may be substantially limited.



                                    10 of 15

Financial Condition, Liquidity, and Capital Resources

During the six months ended June 30, 1996, the Company's working capital deficit increased by approximately $4.4 million to $29.9 million. This increase was primarily attributable to operating losses. In addition, the Company is a defendant in various lawsuits. Through June 30, 1996, the Company's ability to continue as a going concern was dependent on successful resolution of the issues and the continued funding of its operations by the Lender. Without this funding, the Company's ability to operate its business would be adversely impacted. As a result of the elimination by the Company of its unprofitable operations, the continued dependence on the Lender has been lessened. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Lender, or other alternative sources of funding, to the extent available. To the extent fundings from the Lender are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's continuing operations (i.e. hospital management ("CHC") and pharmaceutical products distribution ("BHC")) are presently being funded through accounts receivable agreements with the Lender and the various operating facilities. Agreements to purchase the eligible accounts receivable exist with Smith County Hospital, Whitwell Medical Center, Dickenson County Medical Center, and the retail pharmacy used by BHC in California to facilitate the delivery of the biological products to patients. Approximately $9.0 million had been funded as of June 30, 1996 by the Lender and its related affiliates under those current agreements.

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

In October 1993, the Company entered into an agreement with the Lender, providing the Company with accounts receivable based financing which initially produced cash to the Company of approximately $2.6 million. That agreement, which expires in April 1997, provided that the Lender would periodically purchase certain eligible accounts receivable, up to an aggregate of $25 million. However, due to the bankruptcy of Manatee, the Company is not generating accounts receivable that could be purchased under the 1993 commitment. The Lender and its related affiliates had funded and invested approximately $20.5 million in debt and equity in the Company as of June 30, 1996; of that amount, $2.3 million was paid for equity and $18.2 million was advanced pursuant to the foregoing accounts receivable financing agreement and additional advances. The Lender had, and continues to have, no contractual obligation to fund additional advances beyond the terms of the accounts receivable financing agreement.



                                    11 of 15

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


                                    12 of 15

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings


On April 4, 1996, Manatee Medical Laboratories, Inc., a Florida corporation ("Manatee"), filed a voluntary petition under Section 301 of Chapter 7 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et. seq. in the Bankruptcy Court for the Southern District of Florida (Case No. 96-21552 BKC-RBR). Manatee is a wholly-owned subsidiary of the Company. On April 10, 1996, John P. Barbee of Fort Lauderdale, Florida was appointed trustee of the bankrupt estate.

ITEM 6. Exhibits and Reports on Form 8-K


                                                                   Sequentially
                                                                  Numbered Page
                                                                  -------------
a) Exhibit 11:  Computation of primary earnings per share.            15

b) Reports on Forms 8-K were filed as follows:

On April 13, 1996, the Company filed a Current Report on Form 8-K (Date of Report - April 4, 1996) indicating the bankruptcy proceeding described in Item
1. above, the acquisition of operating agreements on two hospitals by the Company's CHC subsidiary, and the initiation of a lawsuit against the Company by the trustee of a trust for the benefit of the wife of one of the Company's directors.

On May 23, 1996, the Company filed a Current Report on Form 8-K (Date of Report
- May 17, 1996) indicating a further delay in the filing of the Company's Form 10-K annual report for the fiscal year ended December 31, 1995.



                                    13 of 14

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rx MEDICAL SERVICES CORP.


By:/s/ Randolph H. Speer
   -----------------------------
   Randolph H. Speer
   President and
   Principal Accounting Officer

Date: January 17, 1997


                                    14 of 15