Form 10-Q
period 1996-09-30
RX MEDICAL SERVICES CORP
filed 1997-03-03
CIK 868825

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1996

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No ( X )

The number of shares outstanding of the registrant's common stock, par value $.002 per share, at September 30, 1996, was 8,539,117 shares.



                                1 of 15

                            RX MEDICAL SERVICES CORP.

                                    FORM 10-Q

                      Nine Months Ended September 30, 1996

                                      INDEX


                                                                       Page No.


PART I.  FINANCIAL INFORMATION                                           3




Item 1   Financial Statements                                            3

Item 2   Management Discussion and Analysis of Financial Condition
         and Results of Operations                                      10

PART II  OTHER INFORMATION                                              13

Item 6   a)   Exhibits                                                  13
         b)   Reports on Form 8-K                                       13

SIGNATURES                                                              14





                                2 of 15

                            Rx Medical Services Corp.
                      Consolidated Statements of Operations
                                   (Unaudited)
                 (Dollars in thousands except per share amounts)

                                              Three Months Ended                  Nine Months Ended
                                                 September 30,                      September 30,
                                            -------------------------         -------------------------
                                              1996             1995             1996             1995
                                            --------         --------         --------         --------
Revenues:
   Hospitals and medical clinics            $  6,043         $    906         $ 13,836         $    906
                                            --------         --------         --------         --------

Costs and expenses:
   Compensation and benefits                   3,285              814            7,601            1,415
   Supplies                                      701               69            1,533               69
   Fees for services                             944              117            2,081              264
   Bad debts                                     860               --            1,898               --
   Depreciation and amortization                  58               35              119               59
   Occupancy                                     504              106            1,128              212
   Equipment rental and maintenance              269               15              502               46
   Other                                         728              313            1,444              735
                                            --------         --------         --------         --------
                                               7,349            1,469           16,306            2,800
                                            --------         --------         --------         --------

Operating loss                                (1,306)            (563)          (2,470)          (1,894)

Other (income) expenses:
   Interest                                       40               23              142               75
   Interest - related party                    1,175              257            2,941              721
   Loss on investment in partnership              --               --              124               --
   Gain on settlement of liabilities            (495)              --             (518)             (26)
   Other income                                  (21)              --              (94)              --
                                            --------         --------         --------         --------
                                                 699              280            2,595              770
                                            --------         --------         --------         --------

Loss from continuing operations               (2,005)            (843)          (5,065)          (2,664)

Loss from discontinued operations ..              --           (7,484)              --          (10,871)
                                            --------         --------         --------         --------

   Net loss                                 $ (2,005)        $ (8,327)        $ (5,065)        $(13,535)
                                            ========         ========         ========         ========

Net loss per common share:
   Loss from continuing operations .        $  (0.23)        $  (0.10)        $  (0.59)        $  (0.31)
   Loss from discontinued operations              --            (0.87)              --            (1.27)
                                            --------         --------         --------         --------

   Net loss per common share                $  (0.23)        $  (0.97)        $  (0.59)        $  (1.58)
                                            ========         ========         ========         ========

Weighted average common shares
   outstanding                                 8,539            8,562            8,539            8,562
                                            ========         ========         ========         ========

   The accompanying notes are an integral part of these financial statements.




                                3 of 15

                            Rx Medical Services Corp.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                         September 30,     December 31,
                                                                             1996             1995
                                                                         -------------     ------------
                                                                          (Unaudited)
 Assets:
       Current Assets:
                Cash                                                          $  819       $   --
                Accounts receivable (less allowance for doubtful accounts
                  of $1,763 and $380 at 1996 and 1995, respectively)           6,279        1,277
                Other                                                            295           79

                     Total current assets                                      7,393        1,356

        Property and equipment, at cost
                Land and building                                                792          792
                Equipment                                                        584          219
                Furniture, fixtures and improvements                              95          144

                                                                               1,471        1,155

                Less: accumulated depreciation and amortization                 (235)        (157)

                                                                               1,236          998

        Investment in partnership                                                 --          124

        Other assets (less allowance for doubtful accounts of $671
                and $627 at 1996 and 1995, respectively)                          27           69

                                                                              $8,656       $2,547

The accompanying notes are an integral part of these financial statements




                                4 of 15

                            Rx Medical Services Corp.
                     Consolidated Balance Sheets (continued)
                             (Dollars in thousands)

                                                                    September 30,    December 31,
                                                                        1996             1995
                                                                    -------------    ------------
                                                                     (Unaudited)
Liabilities and equity:
        Current liabilities:
                Notes payable - related party                         $ 30,387       $ 18,146
                Accounts payable                                         3,174          3,763
                Accrued liabilities                                      1,445            946
                Accrued compensation, benefits and related taxes         1,050            740
                Current portion of long-term debt                          131            202
                Current portion of long-term debt - related party        3,062          3,062
                Current portion of obligations under capital leases         59             --
                                                                      --------       --------
                     Total current liabilities                          39,308         26,859
        Long-term liabilities:
                Long-term debt                                             728            736
                Obligations under capital leases                           117             --
                Net liabilities of discontinued operations                 222          1,313
                     Total long-term liabilities                         1,067          2,049
                                                                      --------       --------
                     Total liabilities                                  40,375         28,908
                                                                      --------       --------


Commitments and contingencies                                               --             --

Shareholders' deficit:
        Convertible preferred stock, $.001 par value,
          authorized shares 20,000,000, issued and outstanding
           1,958,775 shares at 1996 and 1995, aggregate
          liquidation preference of $3,624 at 1996 and 1995                  2              2
        Convertible preferred stock, $5.00 par value,
          authorized shares 1,091,250, issued and outstanding
          600,270 shares at 1996 and 1995                                3,001          3,001
        Common stock, $.002 par value, authorized
          25,000,000 shares, issued and outstanding
          8,539,117 shares at 1996 and 1995                                 15             15
        Additional paid-in capital                                      37,547         37,840
        Accumulated deficit                                            (72,284)       (67,219)
                                                                      --------       --------
                     Total shareholders' deficit                       (31,719)       (26,361)
                                                                      --------       --------

                                                                      $  8,656       $  2,547
                                                                      ========       ========


The accompanying notes are an integral part of these financial statements.




                                5 of 15

                            Rx Medical Services Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                Nine Months Ended September 30,
                                                                --------------------------------
                                                                   1996               1995
                                                                ----------          ---------
Cash flows from operating activities:
        Net loss                                                 $ (5,065)          $(13,535)
        Adjustments to reconcile net loss to net
          cash used in operating activities:
                Depreciation and amortization                         119                 59
                Provision for bad debts                             1,898                 --
                Loss from sale of furniture and equipment              38                 --
                Gain on settlement of liabilities                    (518)               (26)
                Loss on investment in partnership                     124                 --
                Stock options canceled                                 --                (46)
                Changes in operating assets and
                  liabilities, net of effects of acquisitions:
                    Increase in accounts receivable                (3,769)                --
                    Increase in other assets                         (175)              (427)
                    Increase in accounts payable
                      and accrued expenses                            445              1,097
                    Change in discontinued operations              (1,091)             5,731
                                                                 --------           --------
                                                                   (7,994)            (7,147)

Cash flows from investing activities:
        Acquisition of property and equipment                        (202)                --
        Purchase of accounts receivable                            (3,131)                --
        Acquisitions, net of cash acquired                             --               (834)
                                                                 --------           --------
                                                                   (3,333)              (834)

Cash flows from financing activities:
        Issuance of stock for cash                                     --                  2
        Purchase of stock for cash                                     --                (41)
        Proceeds from notes payable - related party                12,241              8,421
        Payments on notes payable-related party                        --               (148)
        Proceeds from long-term debt                                   26                 --
        Payments on long-term debt and obligations under
                capital leases                                       (121)              (253)
                                                                 --------           --------
                                                                   12,146              7,981
                                                                 --------           --------

Net increase in cash                                                  819                 --

Cash - beginning of period                                             --                 --
                                                                 --------           --------

Cash - end of period                                             $    819           $     --
                                                                 ========           ========



(Continued)




                                6 of 15

                            Rx Medical Services Corp.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                   1996                    1995
                                                                  ------                 --------

The following is supplementary information relating to the consolidated statement of cash flows:

 Details of businesses acquired:
        Fair value of assets acquired                                                    $ 2,764
        Liabilties assumed                                                               $(1,872)
        Common stock issued                                                              $    --
        Minority interest                                                                $    --
                                                                                         -------
Cash paid                                                                                $ 1,000
Less cash acquired                                                                       $   166
                                                                                         -------

                                                                                         $   834
                                                                                         -------
Non cash investing and financing activities:
        Equipment purchased under capital leases                  $   193                $    --
                                                                  =======                =======




     For the nine months ended September 30, 1996 and 1995, interest paid, including interest on the capitalized leases was $118, and $75 respectively. No income taxes were paid during these periods.



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

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $31.9 million at September 30, 1996, is in default with respect to certain indebtedness and in consideration ofthere are uncertainties regarding the Company's uncertainty with regard to compliance with federal and state self-referral regulations while operating its medical diagnostic services business, segment. However, tthe accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an. This basis of presentation is predicated upon the Company's belief in an attainable plan to overcome these matters and to provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is also dependent on the settlement of various lawsuits and the continued funding of its operations from its primary lender, National Century Financial Enterprises, Inc. (the "Lender") or an alternative source, and without which funding this continued funding the Company's ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached operational profitability operationally, the Company has several plans of action in progress to improve profitability, as well as cash flow, including . The Company has institutedthe continued development of its hospital management and pharmaceutical products distribution businesses, while also seeking the acquisition of ancillary related businesses. This expansion will focus on increased revenues, market share and positive cash flow. Also, expense reductions are expected to be achieved through the continuing implementation of aggressive cost cutting and reorganization strategies.

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


NOTE 3 -  Notes Payable - Related Party

At September 30, 1996, notes payable included approximately $30.4 million due to the Lender, through which the Company has obtained financing collateralized by certain accounts receivable.








                                9 of 15

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months:
Revenues from hospitals and medical clinics during the three months ended September 30, 1996 were $6.0 million compared to $0.9 million revenues during the three months ended September 30, 1995. The Company began operating this business in 1995 and revenues include the results of operations from August 1, 1995.

Costs and expenses increased 400% from $1.5 million during the three months ended September 30, 1995 to $7.3 million during the three months ended September 30, 1996. Of these 1996 expenses, hospital management operations accounted for $6.8 million and the corporate expenses of the Company were $0.5 million. This decrease of 29% in corporate expenses is the result of management's continuing efforts to aggressively control costs.

Interest expense increased 334% from $0.3 million during the three months ended September 30, 1995 to $1.2 million during the three months ended September 30, 1996. This increase was due primarily to a higher level of borrowings from the Lender.

No provision for income taxes has been provided on the losses from discontinued operations since existing net operating loss carryforwards from continuing operations may be substantially limited.


Nine  Months:
Revenues from hospitals and medical clinics during the nine months ended September 30, 1996 were $13.8 million compared to $0.9 million revenues during the nine months ended September 30, 1995. The Company began operating this business in 1995 and revenues include the results of operations from August 1, 1995.

Costs and expenses increased 482% from $2.8 million during the nine months ended September 30, 1995 to $16.3 million during the nine months ended September 30, 1996. Of these 1996 expenses, hospital management operations accounted for $14.9 million and the corporate expenses of the Company were $1.4 million. This decrease of 31% in corporate expenses is the result of management's continuing efforts to aggressively control costs.

Interest expense increased 287% from $0.8 million during the nine months ended September 30, 1995 to $3.1 million during the nine months ended September 30, 1996. This increase was due primarily to a higher level of borrowings from the Lender.

No provision for income taxes has been provided on the losses from discontinued operations since existing net operating loss carryforwards from continuing operations may be substantially limited.


                                10 of 15

Financial Condition, Liquidity, and Capital Resources

During the nine months ended September 30, 1996, the Company's working capital deficit increased by approximately $6.4 million to $31.9 million. This increase was primarily attributable to operating losses. In addition, the Company is a defendant in various lawsuits. Through September 30, 1996, the Company's ability to continue as a going concern was dependent on successful resolution of the issues and the continued funding of its operations by the Lender. Without this funding, the Company's ability to operate its business would be adversely impacted. As a result of the elimination by the Company of its unprofitable clinical laboratory operations, the continued dependence on the Lender has been lessened. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Lender, or other alternative sources of funding, to the extent available. To the extent fundings from the Lender are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's continuing operations (i.e. hospital management ("CHC") and pharmaceutical products distribution ("BHC")) are presently being funded through accounts receivable agreements with the Lender and the various operating facilities. Agreements to purchase the eligible accounts receivable exist with Smith County Hospital, Whitwell Medical Center, Dickenson County Medical Center, and the retail pharmacy used by BHC in California to facilitate the delivery of the biological products to patients. Approximately $11.4 million had been funded as of September 30, 1996 by the Lender and its related affiliates under those current agreements.

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

In October 1993, the Company entered into an agreement with the Lender, providing the Company with accounts receivable based financing which initially produced cash to the Company of approximately $2.6 million. That agreement, which expires in April 1997, provided that the Lender would periodically purchase certain eligible accounts receivable, up to an aggregate of $25 million. However, due to the bankruptcy of Manatee, the Company is not generating accounts receivable that could be purchased under the 1993 commitment. The Lender and its related affiliates had funded and invested approximately $21.3 million in debt and equity in the Company as of September 30, 1996; of that amount, $2.3 million was paid for equity and $19.0 million was advanced pursuant to the foregoing accounts receivable financing agreement and additional advances. The Lender had, and continues to have, no contractual obligation to fund additional advances beyond the terms of the accounts receivable financing agreement.


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




                                12 of 15

PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K


                                                                          Sequentially
                                                                          Numbered Page
                                                                          -------------
a)          Exhibit 11: Computation of primary earnings per share             15

b)          Exhibit 27: Financial Data Schedule (For SEC only)

c)          Reports on Forms 8-K were filed as follows:


            None.




                                13 of 15

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Rx MEDICAL SERVICES CORP.





By: /s/ Randolph H. Speer
    ----------------------------
    Randolph H. Speer
    President and
    Principal Accounting Officer





Date: February 28, 1997





                                14 of 15