Form 10-K405
period 1996-12-31
RX MEDICAL SERVICES CORP
filed 1997-09-04
CIK 868825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996] For the fiscal year ended December 31, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          [NO FEE REQUIRED]

For the transition period from                 to                  .
                               ---------------    -----------------

                        Commission file number: 1-10963

                           RX MEDICAL SERVICES CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Nevada                                                                   No. 87-0436782
----------------------------------------------                                  ------------------------------------
(State or other jurisdiction of incorporation)                                  (I.R.S. Employer Identification No.)

888 East Las Olas Boulevard - Suite 210, Fort Lauderdale, Florida   33301                  (954) 462-1711
---------------------------------------------------------------------------     ------------------------------------
(Address of principal executive offices)                         (Zip Code)         (Registrant's telephone num-
                                                                                      ber, including area code)

Securities registered pursuant to Section 12(b) of the Act:

           Common Stock, $.002 Par Value                      None
           -----------------------------             ----------------------
               (Title of each class)                 (Name of each exchange
                                                      on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (determined on the basis of the closing price of Registrant's Common Stock on the OTC Electronic Bulletin Board on July 31, 1997) was $902,220.

As of July 31, 1997, Registrant had outstanding 9,164,117 shares of Common
Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     None.

                                     PART I

ITEM 1.           BUSINESS

INTRODUCTION

Rx Medical Services Corp. ("RXM" or the "Company") is a holding company which, through its subsidiaries, is a provider of healthcare services in the United States. At December 31, 1996, the Company was engaged in two healthcare businesses: the operation and management of hospitals and clinics located predominantly in rural markets in the southeast, and the wholesale distribution of pharmaceutical products. The hospital management operation is conducted through the Company's wholly-owned subsidiary, Consolidated Health Corporation of Mississippi, Inc. ("CHC"), a Mississippi corporation which the Company acquired in July 1995 through a merger transaction. CHC operates and/or manages three hospitals and one medical clinic in Mississippi, one hospital and four medical clinics in Virginia and a hospital in Pittsburgh, Pennsylvania, with a total of 161 licensed hospital beds. The pharmaceutical distribution operation, known as BioLogic Health Care ("BHC"), is conducted through Rx Medical Imaging Corp. ("RxMIC") and Rx Medical Management, Inc., ("RxM Management"), two Florida corporations wholly-owned by the Company. BHC engages in the business of distributing, on a wholesale basis, biological and biotech products for chronic care outpatients through a network of retail pharmacy providers.

The Company was incorporated in Nevada in 1985. The Company's principal executive offices are located at 888 East Las Olas Boulevard, Suite 210, Fort Lauderdale, Florida 33301 and its telephone number is (954) 462-1711.

BUSINESS STRATEGY

The Company, through asset sales and a bankruptcy proceeding, has divested itself of substantially all of the assets that were acquired and used initially in its business. Since July 1995, the Company has acquired all of the assets that are used in its current operations.

Historical Perspective: The Company acquired its first operating assets in May 1990, and entered the health care industry in 1991 when it acquired a group of clinical laboratories in several separate transactions. In 1992 and 1993 additional clinical laboratories were purchased, as well as three magnetic resonance imaging ("MRI") centers. The medical diagnostic facilities were acquired by the Company's wholly-owned subsidiary, Manatee Medical Laboratories, Inc. ("Manatee"). Operations were concentrated primarily on the east and west coasts of Florida and southern and central California.

From inception, the Company was unable to achieve profitability in its medical diagnostic business. The losses stemmed mainly from reductions in Medicare and Medicaid reimbursement levels, the rise of managed health care plans and resulting cost containment pressures, and the inability to effectively consolidate the various clinical laboratory operations that were acquired by the Company. The Company unsuccessfully attempted many strategies to increase revenues, effect consolidations of business lines and reduce operating costs.

Commencing in 1995, and continuing in 1996, management embarked on a plan to reorganize the Company. In March 1995, the Company closed an MRI center in Fort Lauderdale, Florida that had been acquired in July 1993. An MRI center, in Victorville, California, had previously been closed by the Company in June 1994. In August 1995, the Company sold its California clinical laboratory operation. In January 1996, the Company sold its Louisiana laboratory operation. Finally, in April 1996, Manatee filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code resulting in the closing of the Company's remaining medical diagnostic facilities primarily located on the west coast of Florida (see "Discontinued Operations" below).

Recent Developments: In July 1995, the Company acquired all of the issued and outstanding shares of capital stock of CHC. At the time of acquisition, CHC operated and managed three hospitals and three medical clinics in rural Mississippi. In the same month, the Company entered into a joint venture with Biologic Health Resources, a Nevada corporation, to form BHC, a business specializing in the delivery of biotech products and home infusion services to chronically ill patients.

The Company's strategy is to continue to develop its hospital management and wholesale pharmaceutical distribution businesses, while seeking, at the same time, to acquire other ancillary businesses in the medical services industry that would complement its existing businesses. With respect to its hospital management business, the Company will focus on increasing revenues and market share by acquiring and integrating existing rural hospitals and clinics and other related health care businesses into the Company's operations. In addition to outright acquisitions of hospitals, the Company will seek to expand its third-party management business by negotiating management contracts and operating leases for medical facilities located in rural markets. This emphasis on non-urban communities affords the Company the opportunity to grow in a less competitive environment that heretofore has been poorly serviced. Notwithstanding the emphasis in seeking acquisition candidates located in rural markets, the Company also intends to acquire or obtain management of specialty care hospitals in urban locations.

With respect to its pharmaceutical products distribution and home infusion services business, the Company originally entered the business in July 1995 as a minority partner (25%) of a California partnership with the same name, Biologic Health Care, which operates in the Northern California market. During 1996, the Company expanded the BHC operation into Southern California and the State of Florida. The Company intends to promote BHC as a cost effective, alternate site care model for the distribution of biological and biotech products and services through a vertically integrated pharmacy benefits management network.

The Company is also seeking to expand its presence into new markets in related health care businesses with perceived growth potential. The Company anticipates limiting its acquisitions to those which meet these criteria and with expected positive cash flow. There can be no assurance, however, that suitable acquisition candidates can be found, that acquisitions can be negotiated on acceptable terms, that adequate financing can be obtained or that the operations of acquired businesses can be effectively or profitably integrated into the Company's existing operations.

Financing: In April 1994, the Company received a commitment from National Century Financial Enterprises, Inc., the Company's primary financing source (the "Financing Source") to provide the Company with a $20 million acquisition line of credit which is intended to finance the medical accounts receivable of the businesses that may be acquired by the Company. See Item 13. "Certain Relationships and Related Transactions". As of December 31, 1996, the $20 million line of credit remained available under this commitment. Competition in the health care industry for acquisition candidates is intense, and there can be no assurance that candidates will be available to the Company on favorable terms or at all.

BUSINESS SEGMENTS

HOSPITAL MANAGEMENT DIVISION - CHC

In furtherance of its growth strategy, the Company, in July 1995, acquired, through a merger transaction, all of the stock of CHC, then based in Nashville, Tennessee. CHC, a hospital company, at the time it was acquired, operated three acute care hospitals, with a total of 98 licensed beds, and three medical clinics, all located in rural communities in Mississippi. Under the acquisition agreement, in exchange for all of the issued and outstanding common and preferred stock of CHC, the Company paid $1.0 million in cash, agreed to issue 330,000 shares of RXM Common Stock and 1.09 million shares of preferred stock (designated series F convertible preferred stock) convertible into RXM Common Stock at $5.00 per share. The cash portion of this acquisition was provided by a loan from an affiliate of the Financing Source. In consideration for the financing and as security for repayment, the Company pledged to the Financing Source the stock of CHC it received in the merger transaction. See Item 12. "Security Ownership of Certain Beneficial Owners and Management", and Item 13. "Certain Relationships and Related Transactions". This financing is not part of the overall $20 million in acquisition financing that the Financing Source has committed to the Company for its use based on the qualifying receivables of the companies to be acquired (see "Business Strategy" above).

Effective as of March 30, 1996, newly formed subsidiaries of CHC entered into operating lease agreements on two rural hospitals owned by an affiliate of the Financing Source. The hospitals are the Whitwell Medical Center located in Whitwell, Tennessee, which has 17 medical/surgical and 35 alcohol and drug abuse beds, and the Dickenson County Medical Center, a 50 bed acute care facility located in Clintwood, Virginia. Included in the operations of Dickenson County Medical Center are four medical clinics. These facilities were acquired by the affiliate of the Financing Source on March 29, 1996, from Volunteer Healthcare Systems, Inc., a debtor in bankruptcy pursuant to a petition for reorganization under Chapter 11 of the Bankruptcy Code. The operating leases, each for 20 years, provide that CHC will operate and manage the facilities and pay the lessor approximately $95,500 per month for the Dickenson facility and equipment and approximately $27,300 per month for the Whitwell facility and equipment. In connection with the operating leases, the owner granted CHC an option to purchase both hospitals, during the one year period commencing May 1, 1996, for a purchase price equal to the assumption of all liabilities and indebtedness attributable to or secured by the facilities and equipment.

In May 1996, the Company repurchased (a) the rights to the 330,000 shares of RXM Common Stock and (b) a total of 400,000 shares of series F convertible preferred stock issued to the minority shareholders of CHC at the time CHC was acquired by the Company in July 1995. In consideration therefore, the Company transferred to such minority shareholders the right to exercise CHC's option to purchase the Whitwell Medical Center, and entered into various agreements pursuant to which the minority shareholders, through their company Star Health Services, Inc., now Ameris Health Systems, ("Ameris"), would manage or sub-manage, as the case may be, four hospital facilities in CHC's portfolio (excluding Dickenson County Medical Center) and the one medical clinic in Mississippi, and be paid a portion of the management fees payable to CHC. On August 13, 1996, Ameris notified the Company and the owner of Whitwell Medical Center, of its decision to exercise the option to purchase the land, building and equipment comprising the Whitwell Medical Center. Closing on this purchase occurred on October 31, 1996, at which date CHC ceased operating the Whitwell Medical Center.

CHC's option to purchase Dickenson County Medical Center has been extended by the owner of that facility from May 1, 1997 to December 31, 1997.

On April 30, 1996, one month following the acquisition of Dickenson County Medical Center by the affiliate of the Financing Source, the bankruptcy court entered an order rejecting all executory contracts, including Dickenson County Medical Center's Medicare provider contract. This occurred without the knowledge or consent of CHC or the purchaser of the facility, and has resulted in the denial of Medicare claims from that facility for the period from March 30, 1996 through June 2, 1996, amounting to $ 793,856. CHC has requested the Health Care Financing Administration ("HCFA") to reconsider its decision to issue a new provider agreement effective June 3, 1996 and to revise the effective date of the agreement to March 30, 1996, or, alternatively, May 1, 1996. Since HCFA may refuse to reconsider its decision, and CHC and the owner of the facility may have no further viable legal recourse to contest that decision, the Company has recorded a loss of revenue equal to 100% of the denied Medicare claims.

Two of the three medical clinics operated by CHC at the time of the Company's acquisition of CHC, the Dedeaux and Owen clinics, located in Morton, Mississippi, were closed in March 1996 due to poor performance. Effective October 1, 1996, CHC agreed to a lease arrangement for the remaining clinic, the Family Medical Group clinic in Forest, Mississippi, pursuant to which CHC transferred operational control of the clinic to a Meridien, Mississippi medical services company for a monthly lease fee. The term of the lease was for one year, with the lessee having the option during the year to purchase the clinic from CHC at a price of $750,000. The lessee exercised its right under the lease agreement to purchase the clinic and the closing of this sale occurred on July 21, 1997.

The following table sets forth the name of each of CHC's hospitals, its location, the number of licensed beds and whether the hospital is owned, leased or managed:

                                                                                  Owned, Leased
Name                                Location            Licensed Beds              or Managed
----                                --------            -------------             -------------
Smith County General Hospital       Raleigh, MS               29                    Leased
Scott Regional Hospital             Morton, MS                30                    Managed
Newton Regional Hospital            Newton, MS                39                    Managed
Dickenson County Med. Center        Clintwood, VA             50                    Leased
Podiatry Hospital of Pittsburgh     Pittsburgh, PA            13                    Owned

Leased hospitals are operated by CHC under operating lease agreements pursuant to which CHC pays the owner a stipulated rental and assumes the risk of the hospital not generating sufficient revenues to pay all operating expenses. Any net revenues belong to CHC under these operating agreements. Managed hospitals are operated by CHC under management agreements pursuant to which the owners of the hospitals pay a stipulated management fee to CHC for the services performed by CHC in managing the hospitals. The risk of loss remains with the hospital owners in such instances.

The Company intends to expand CHC's operations in the future through the acquisition of additional management contracts, operating leases and the purchase of acute care hospitals.

The Company believes that rural acute care hospitals generally face less direct competition than similar urban facilities from specialty healthcare providers such as outpatient surgery and diagnostic treatment centers, and rehabilitation, psychiatric and chemical dependency hospitals. The Company seeks to develop its acute care hospitals as the providers of primary care services in their respective markets and to reduce the migration of the local population to larger urban hospitals and other rural hospitals. This is based on the Company's belief that the delivery of healthcare services is local in nature and, as such, its strategic plan for each hospital is designed to meet the healthcare needs of the local population and employers. These plans generally respond to the healthcare service needs identified by the referral patterns within the community and the general demographic characteristics of the market.

CHC employs experienced administrators and controllers at each of the hospitals operated or managed by CHC who have responsibility for carrying out the strategic plan established for their respective hospital. CHC's management works closely with its local administrators to review hospital performance and provide operating and financial guidance.

The significant components of the Company's hospital operating strategy are outlined below:

         Networks. At each of its hospitals, CHC seeks to develop an integrated healthcare delivery network which includes local physicians, with the hospital as the nucleus of the healthcare services offered. Through these networks, CHC is able to provide to local employers and insurers a collaborative offering of both physician and hospital services. These integrated networks, the Company believes, will reduce migration of the local population to other hospitals and will discourage the entry into such markets of specialty healthcare providers.

         Physician Recruiting. At each of its hospitals, CHC seeks to attract physicians who are trained in the latest clinical methodologies and who expand the range of services offered.

         Outpatient Services. CHC offers a variety of outpatient services at each of its hospitals, including outpatient surgery, emergency room treatment, physical rehabilitation, diagnostic services and home health care. This is consistent with the Company's strategy of offering a broad range of primary care services to the community.

         Cost Controls. A critical element in the Company's strategic plan is to establish a series of controls for each of the hospitals CHC may acquire or contracts to operate or manage. The primary control is one of cost. Cost controls include staffing efficiency, the consolidation of purchasing contracts, and improved information systems. In addition, as CHC acquires ownership and/or management of additional hospitals, it will increase its corporate staff support to handle insurance/risk management, business systems management, Medicare reimbursement and administration, and other significant accounting and support functions.


Acquisition Strategy

CHC seeks to acquire acute care hospitals in rural communities that have a diversified economic and business base. CHC targets hospitals that are either the dominant providers in their markets or have the potential to dominate their markets. Acquisition targets are generally operated by tax-exempt entities or municipal governments which may lack adequate resources to operate at maximum efficiency or profitability or, in certain cases, by large hospital management companies focusing on urban hospital systems. CHC assesses potential acquisitions based on expected improvement in operating efficiencies, potential to increase market penetration, future capital requirements and historical cash flow.

Upon acquisition of the hospital, CHC will take immediate steps to implement its financial and operating policies which are designed to improve the operating performance of the hospital and achieve the Company's financial goals. CHC endeavors to improve the hospital's efficiency through more effective staff management and the renegotiation or elimination of agreements for the purchase of hospital services. As CHC's portfolio of hospitals under management increases, CHC will initiate volume purchasing arrangements with suppliers and thereafter convert each hospital's purchasing activities into such volume purchasing agreements.

In furtherance of its strategic plan, a CHC subsidiary acquired, effective as of January 1, 1997, the operating assets of the Podiatry Hospital of Pittsburgh, a 13 licensed bed specialty hospital, with current operations consisting entirely of podiatry surgical procedures. The purchase price for the hospital assets, which consist of land, buildings, inventory and equipment, was $1,542,000, of which $1,166,000 was cash, $250,000 was in the form of a purchase money second mortgage taken by the seller, and $126,366 represented the assumption of certain liabilities. The cash portion of the purchase price was funded by an affiliate of the Financing Source through an accounts receivable credit facility designed for the hospital and the issuance by the purchaser (a subsidiary of CHC) of two promissory notes totaling $635,000, secured by a first mortgage on the acquired assets. One of the notes, in the amount of $335,000, bears interest at the rate of 17% per annum, with the principal amount and all accrued interest currently due on July 15, 1998. The other note, in the amount of $300,000, bears interest at a rate equal to three percentage points over the prime rate, with the principal amount and all accrued interest due also on July 15, 1998. This financing is not part of the overall $20 million in acquisition financing that the Financing Source has committed to the Company for its use based on the qualifying receivables of the companies to be acquired (see "Business Strategy" above).


SOURCE OF REVENUE

Hospital revenues are received primarily from three categories of payors: private payors (primarily private insurance), the federal government under the Medicare program and state governments under their respective Medicaid programs. The following table sets forth the percentages of net operating revenues received by CHC's hospitals from each category of payor for the year ended December 31, 1996:

            Medicare and Medicaid.............................  48.1%
            Private and other sources.........................  51.9%

The Medicare and Medicaid reimbursement programs have been changed by legislative and regulatory actions many times since their inception. The changes have usually reduced the rate of growth in reimbursement payments and placed a greater administrative burden on hospitals and other providers of healthcare services. Although the Company will attempt to offset the reduction in reimbursement rates under Medicare and Medicaid and the additional administrative burdens imposed by applicable laws and regulations by expanding services within its market area and by implementing more efficient operating and cost control systems, there can be no assurance that the Company's profitability will not be adversely affected. (see "Business Segments - Hospital Management Division-CHC" above for a description of a Medicare denial of claims at one of CHC's hospitals).

EMPLOYEES AND MEDICAL STAFFS

CHC has approximately 366 full-time and part-time employees at its hospitals, of which approximately 45% are nursing personnel (i.e. registered nurses, licensed vocational nurses and licensed practical nurses). Other than for the Dickenson County Medical Center in Clintwood, Virginia, which has 235 employees, CHC's employees are not represented by any labor union. The union agreement pertaining to Dickenson County Medical Center has an initial expiration date of July 1, 1998, and is renewable on a year-to-year basis thereafter unless either party, after due notice, desires to modify or terminate the agreement.

Physicians on the medical staffs of CHC's hospitals are generally not employees of CHC or its hospitals; however, they utilize the hospitals to serve and treat their patients. Physician staff members may also serve on the medical staffs of other hospitals and each may terminate his or her affiliation with CHC's hospital at any time.

DEPENDENCE ON HEALTHCARE PROFESSIONALS

CHC's hospitals are dependent upon the physicians practicing in the communities served by CHC's hospitals. A small number of physicians account for a significant portion of patient admissions at some of CHC's hospitals. Changes in the healthcare industry may increase the competition for physicians specializing in primary care. There can be no assurance that, despite their vigorous physician recruitment efforts, CHC's hospitals will be able to recruit physicians successfully or to retain the loyalty of the physicians whose patient admissions are important to the hospitals. Many of the markets where CHC's hospitals are located are also facing shortages of nursing personnel, and it is expected that such shortage will continue.

COMPETITION

Competition for patients among hospitals and other healthcare providers has intensified in recent years. During this period, hospital occupancy rates in the United States have declined as a result of cost containment pressures, changing technology, changes in regulations and reimbursement, the advent of managed care, changes in practice patterns from inpatient to outpatient treatment and other factors. In certain areas in which CHC operates, there are other hospitals or facilities that provide inpatient and outpatient services comparable to those offered by CHC's hospitals. Certain of these facilities may have greater financial resources and may offer a wider range of services than CHC's hospitals. Even in communities in which CHC's hospitals are the sole or dominant providers of acute care hospital services, CHC may face competition from hospitals and other healthcare providers in nearby communities. The competitive position of CHC's hospitals will, in all likelihood, be affected by cost containment strategies imposed by the federal and state governments and other major purchasers of healthcare services.

HOSPITAL ACCREDITATION AND LICENSING

Of the five hospitals owned, leased or managed by CHC, one is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). With regard to accreditation by JCAHO, or the American Osteopathis Association, another accrediting body, it is CHC's intention to meet the requirements of the managed care contract providers for each of its hospitals. All hospitals, and the healthcare industry generally, are subject to extensive federal, state and local regulation relating to licensure, conduct of operations, billing and reimbursement, relationships with physicians, construction of new facilities, expansion or acquisition of existing facilities and the offering of new services. Each of CHC's hospitals is licensed by the department of health or an equivalent agency in the state in which the hospital is located. These federal and state agencies conduct periodic inspections to ensure that a hospital maintains adequate standards of medical care, equipment and cleanliness. Failure to comply with applicable laws and regulations could result in, among other things, the imposition of fines, temporary suspension of the ability to admit new patients to the facility or, in extreme circumstances, exclusion from participation in government healthcare reimbursement programs such as Medicare and Medicaid (from which the Company derives substantial revenues) or the revocation of facility licenses. The Company believes that it is in substantial compliance with all material regulations, although there is no assurance that CHC's hospitals will be able to comply in the future and there can be no assurance that future regulatory changes will not have an adverse impact on the Company.

         Certificate of Need. Certificate of need regulations continue to control the development and expansion of healthcare services and facilities in many of the states in which CHC's leased or managed hospitals operate. Those regulations generally require proper government approval for the expansion or acquisition of existing facilities, the construction of new facilities, the addition of new beds, the acquisition of major items of equipment and the introduction of new healthcare services. Failure to obtain necessary approval can result in the inability to complete a project, the imposition of civil and, in some cases, criminal sanctions, the inability to receive Medicare and Medicaid reimbursement and/or revocation of a facility's license.

BIOLOGICAL PRODUCTS DISTRIBUTION DIVISION - BHC

In July 1995, the Company entered into a joint venture with Biologic Health Resources, a Nevada corporation ("BHR"), to establish a pharmacy benefits management company specializing in the delivery of biotech products and patient services known as BioLogic Health Care ("BHC"). Initially, BHC was formed as a general partnership in California to service the northern California market("BHC-Northern California"). The Company owns a 25% interest in BHC-Northern California, through its wholly-owned subsidiary, RxMIC. BHC's managed care structure provides health care payors and providers a cost efficient alternative to the traditional home infusion companies for the delivery of biotech products and services. BHC will seek to lower the cost of care associated with home infusion services through a vertically integrated pharmacy benefits management organization for biological and biotech therapeutics used to treat many rare chronic diseases. BHC is concentrating its efforts in northern California on providing services and biological products to hemophilia patients. As an alternative to hemophilia treatment centers and home infusion companies, BHC contracts with pharmaceutical manufacturers to purchase biological and biotech products and through arrangements with non-chain retail pharmacies, BHC facilitates the dispensing of these products to the patients. The BHC delivery model is patient focused and can be custom-tailored to function effectively within any integrated delivery system for their rare chronically-ill patients. The BHC model enables a more efficient management of all the cost points relative to alternate-site chronic care and will enhance the health care provider's ability to better manage risk.

BHC-Northern California has been operating since July 1995 with the first revenues generated in September 1995. For the period ended December 31, 1996 revenues and net earnings for BHC-Northern California amounted to approximately $4,800,000 and $290,000, respectively. The Company expanded the BHC operation into Southern California and Florida during the second half of 1996. In October 1996, BioLogic Health Care-Florida, Inc. ("BHC-FL") was incorporated in Florida to operate the BHC Florida operation. BHC-FL is owned 87.5% by Rx Medical Management Inc. ("RXM Management"), a wholly-owned subsidiary of the Company. The remaining 12.5% of BHC-FL is owned by one of the principals of BHR. In November 1996, BioLogic Health Care-Southern California, Inc. ("BHC-SC") was incorporated in California. BHC-SC is owned 75% by RxM Management. The remaining 25% of BHC-SC is owned by one of the principals of BHR. As of December 31, 1996, the Company, due to a partnership dispute described below, has provided a reserve equal to 100% of its investment in BHC-Northern California of $180,000.

In March 1997, the Company learned that the principals of BHR had conspired to violate the BHC agreements by entering into direct competition with the BHC operations in Florida and California. The Company has commenced an action in Florida Circuit Court (Dade County) against BHR's new Florida operation seeking to enjoin BHR from stealing BHC-FL's patients and for damages in an unspecified amount for breach of contract and tortious interference with BHC-FL's business. In addition, the Company has commenced an action in Superior Court of California (Santa Clara County) seeking a dissolution of the BHC-Northern California general partnership, an accounting of monies alleged to have been diverted by BHR from BHC- Northern California for BHR's own use, and for damages for breach of contract. Notwithstanding the pendency of this litigation, the Company is proceeding with its business plan of building the BHC business in the Florida and California markets. See Item 3. "Legal Proceedings".

FINANCIAL INFORMATION

The Company's net revenues from continuing operations, by business segment during the past three fiscal years, were as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                      1996         1995          1994
                                                      ----         ----          ----
  Hospitals and Medical Clinics                      16,926        1,844          N/A
  Pharmaceutical Products                                54          -            N/A

Financial information for 1994 is not available due to the start-up of both segments in 1995, and such information presented is not indicative of the Company's future financial condition or results of operations.

Revenue from hospitals and medical clinics is recognized upon completion of patient services and is recorded at amounts estimated to be received under reimbursement arrangements with third party payors.

GOVERNMENTAL REGULATION

GENERAL. The health care industry is subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and prices for services, as described below. The Company is unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on the financial results of the Company's operations.

FEDERAL AND STATE ANTI-FRAUD AND ANTI-REFERRAL LEGISLATION.

         Medicare Anti-Kickback Statute. Section 1128B(b) of the Social Security Act (the "Antikickback Statute") prohibits offering, paying, soliciting, or receiving remuneration to induce, or in exchange for, the referral of business that is reimbursable under the Medicare or Medicaid program. A person who violates the Antikickback Statute may be subject to fines of up to $25,000, imprisonment for up to five years, civil monetary penalties, and exclusion from participation in the Medicare and Medicaid programs. The Antikickback Statute has been interpreted broadly by federal courts and enforcement agencies. Many common kinds of business arrangements, including joint ventures, investment interests, leases, and service or supply contracts, can violate the Antikickback Statute if they involve the payment of any remuneration that is intended to induce the referral of Medicare or Medicaid business. The federal government encourages the public to report persons believed to be in violation of the Antikickback Statute.

         "Stark" Self-Referral Statute. If a physician has a financial relationship with an entity (including any ownership or investment interest in, or any compensation arrangement with, an entity), Section 1877 of the Social Security Act (the "Stark Law") prohibits the physician from referring patients to the entity for the provision of any "designated health service" for which reimbursement is available under Medicare or Medicaid. The Stark Law also prohibits the entity from billing Medicare, Medicaid, or any other payer for services provided pursuant to a prohibited referral. "Designated health services" include (among others) clinical laboratory services, physical and occupational therapy services, radiology services, durable medical equipment, home health services, and inpatient and outpatient hospital services. Sanctions for violating the Stark Law include civil money penalties of up to $15,000 per prohibited service provided, assessments equal to 200% of the dollar value of each such service provided, and exclusion from the Medicare and Medicaid programs. The Stark Law contains certain exceptions to the self-referral prohibition.

         False Claims. The Social Security Act also imposes criminal and civil penalties for making false claims to Medicare and Medicaid for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement. Like the Antikickback Statute, the false claims statute is very broad. The false claims statute requires careful and accurate coding of claims for reimbursement.

         State Antikickback Laws. Many states in which the Company operates also have laws that prohibit payments to physicians for patient referrals. Although some of these statutes are similar to the federal Antikickback Statute, they are broader in the sense that they apply regardless of the source of the payment for the care. These statutes typically provide for criminal and civil penalties as well as loss of licensure. Many states also have passed legislation similar to the Stark Law, but also with broader effect because the legislation applies regardless of the source of the payment for the care.

         Certain Company Transactions. Certain of the Company's prior or current arrangements with physicians, including joint ventures, may be subject to enforcement action under the Antikickback Statute, Stark Law, or state laws. The Company's future development of joint ventures and other financial arrangements with physicians also could be adversely affected by the failure of such arrangements to comply with those laws or similar laws adopted in the future. The Company has not been the subject of, and is not currently the subject of, any legal proceedings concerning violations of federal or state anti-kickback or self-referral laws.

As of January 1, 1995, the Company was unable to comply with certain provisions of the Stark Law, as well as certain similar state self-referral statutes, as they applied to the medical diagnostic business of the Company's Manatee subsidiary. The Company took steps during 1995, before the Company's medical diagnostic business ceased operations, to notify its physician shareholders of its intent not to accept referrals that would be prohibited under the Stark Law. The Company has determined that, based on prohibited referrals to the Company's medical diagnostic business (before it ceased operations), the Company could be subject to penalties and the return of monies collected on certain services provided in an aggregate amount of up to approximately $50 million. The Company believes, however, that enforcement action is unlikely, because of the filing of the Chapter 7 bankruptcy petition by Manatee and the cessation of the Company's medical diagnostic operations. Nevertheless, the Company cannot be certain concerning the probability of an enforcement action.

In June 1996, the Company was served with a subpoena duces tecum issued by the Office of Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation then being conducted by the OIG. The investigation related to possible false claims or otherwise improper billing practices at the Company's Quail Diagnostic Laboratories in Fresno, California. The Company sold Quail Diagnostic Laboratories in August 1995 (see
Item 1. "Business - Business Strategy - Historical Perspective"). The Company complied with the document production requested in the OIG subpoena. In September 1996, the OIG informed the Company that it had terminated the investigation and that there would be no further proceedings in connection with the subject matter of the investigation.

         Medicare and Medicaid Reimbursement. The Company is dependent upon reimbursement from the Medicare and Medicaid programs. Recent legislation adopted or proposed in Congress in connection with efforts to reduce the federal budget deficit likely will have the effect of reducing, or limiting increases in, federal expenditures on the Medicare and Medicaid programs. Such legislation could have a material adverse effect on the Company.

DISCONTINUED OPERATIONS

Following the sale of its California clinical laboratory operations in August 1995, the Company, through its Manatee subsidiary, owned and operated eight clinical laboratories which analyzed human tissue, blood and other bodily fluids for the medical community. The Company's clinical laboratories serviced clients in the metropolitan areas surrounding Tampa, Miami, Orlando and Jacksonville, Florida and New Orleans, Louisiana. In addition, Manatee owned and operated an imaging center in Pinole, California which performs MRI's. In early March 1995, the Company had closed an MRI center in Fort Lauderdale, Florida that had been acquired in July 1993. Due to continuing unprofitability of Manatee, and intense pressure from certain of Manatee's creditors who were in the process of executing on previously obtained judgments, on April 4, 1996 Manatee filed a voluntary petition under Section 301 of Chapter 7 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et. seq. in the Bankruptcy Court for the Southern District of Florida (Case No. 96-21552 BKC-RBR). On April 10, 1996, John P. Barbee of Fort Lauderdale, Florida was appointed Trustee of the bankrupt estate. The bankruptcy filing forced the closing of all the Company's remaining clinical laboratory facilities in Florida (the assets of the New Orleans lab had been sold in January 1996 to another laboratory company in an arms-length transaction). The trustee in bankruptcy has assumed Manatee's position as general partner of the partnership that owns and operates the Pinole, California MRI center. The bankruptcy proceeding is presently pending.

EMPLOYEES.

The Company has a total of approximately 376 employees, of whom approximately 370 are engaged in the operation of the Company's hospital management and pharmaceutical products distribution divisions, and the remainder are engaged in administrative functions at the Company's Fort Lauderdale, Florida corporate headquarters.


Item 2.           PROPERTIES

The Company's corporate headquarters are located in Fort Lauderdale, Florida, where it leases approximately 3,000 square feet at a monthly rental of $4,700 through September 1998. In addition, BHC operates four locations in leased premises in Pinole, California (1,000 square feet), Santa Clara, California (1,000 square feet), Pasadena, California (1,100 square feet) and Clearwater, Florida (1,000 square feet) at an aggregate monthly rental of $4,205, with lease terms ending at various dates through August 31, 1999. Other than the Podiatry Hospital of Pittsburgh, CHC has no owned or leased properties. The Podiatry Hospital consists of two buildings (the hospital and an administrative building) and adjacent parking lots, and is situated on approximately 2.8 acres.

Item 3.           LEGAL PROCEEDINGS

In September 1996, the Company paid $108,000 to Hickstead, Limited in return for a satisfaction of the judgment obtained by Hickstead against the Company in Florida Circuit Court in the amount of $666,920, plus post-judgment interest. As additional consideration for this settlement, the Company repurchased, for $117,000, 50,000 shares of RXM Common Stock that had previously been delivered to Hickstead as security for the Company's performance of the underlying agreement with Hickstead, which agreement was the basis of the original suit brought by Hickstead that ultimately resulted in the aforementioned judgment.

On July 22, 1994, two individuals who hold an aggregate of 1,125 shares of RXM Common Stock filed a stockholders' lawsuit against the Company and the Company's Chief Executive Officer (who is also a director of the Company), in the United States District Court for the Southern District of Florida under the title Abraham Kreloff and Sheila Rich v. Rx Medical Services Corp. and Michael
L. Goldberg (Case No. 94-6671-Civ-Zloch). The Company was served with the summons and complaint on August 3, 1994. The two plaintiffs in this action seek to represent a class composed of all persons who purchased or otherwise acquired shares of RXM Common Stock in the period from June 3, 1992 through April 22, 1994. The complaint alleges the dissemination of materially false and misleading statements in connection with certain press releases and filings by the Company with the Securities and Exchange Commission between 1991 and 1994 allegedly causing an artificial inflation of the market price of RXM Common Stock. The complaint seeks damages in an unspecified amount. The Company has retained securities litigation counsel to represent it and Michael L. Goldberg in this matter. The Company and Mr. Goldberg filed an answer denying the allegations contained in the complaint and raising several affirmative defenses. In February 1996, the parties entered into a stipulation in which settlement of the class action lawsuit was reached. Pursuant to the terms of the settlement, the Company will pay to the class $150,000 in cash, $40,000 of which is allocated to administrative costs, and issue 1.9 million warrants to purchase an equal number of shares of RXM Common Stock at an exercise price of $1.30 per warrant and with an exercise period of not less than two years beginning August 11, 1996. If, prior to final approval of the settlement by the Court in the form of execution of an Order and Final Judgment, the Company's Common Stock rises above $2.00 per share and remains above $2.00 per share through the date the Court signs the Order and Final Judgment, the exercise price of the warrants will be $1.75. The documents formalizing the settlement have been signed by the parties and were presented to the Court for its approval in mid-February 1996, but the Order and Final Judgment have yet to be signed. Due to the decrease in the market price of RxM Common Stock since the time the settlement agreement was originally negotiated, the Plaintiffs' attorneys have requested a renegotiation of the settlement terms.

In September 1996, the Company paid $105,000 in return for a complete satisfaction of the $655,000 judgment obtained in the action commenced in October 1994 against the Company in the Superior Court of California, County of Orange, under the title General Electric Company v. Rx Medical Services Corp. (Case No. 736302).

The Company, in March 1995, received from the U.S. Securities and Exchange Commission (the "Commission") a Formal Order Directing Private Investigation And Designating Officers To Take Testimony In The Matter of Rx Medical Services Corp., dated March 8, 1995. The Company has been advised by the Commission that the investigation is confidential and should not be construed as an indication by the Commission or its staff that any violation of law has occurred.

On July 21, 1995, an action was commenced against the Company and three of its directors in the United States District Court, Eastern District of California (Fresno), under the title Shari Rainwater and Greg Rainwater v. Rx Medical Service Corp., et. al. (Case No. CV-F-95-5596 REC/DIR). The complaint alleges fraud and misrepresentation and breach of a written employment agreement and seeks damages of not less than $600,000, declaratory relief and injunctive relief. The suit relates to the acquisition by the Company, through a merger transaction, of Quail Diagnostic Laboratories, Inc. in October 1992 and the subsequent employment of Shari Rainwater as the officer in charge of the Company's California clinical laboratory operations. Due to the filing of the Chapter 7 petition in bankruptcy by Manatee, most of the claims made by the plaintiffs can no longer be prosecuted. The only cause of action remaining to be litigated is one in fraud and rescission against the Company as a result of the merger. The Company intends to vigorously defend this action and has filed an answer denying liability as claimed by the plaintiffs. The action is presently in the discovery stage and the trial is anticipated to take place in January 1998.

In February 1996, an action was commenced against the Company and Manatee by Eduardo R. Latour, as Trustee for Physicians Reference Lab Short Term Trust (the "Trust") in the Circuit Court for Pinellas County, Florida (Case No. 96-00683-CI-15). The beneficiary of the Trust is Deborah H. Behar, the wife of Morris Behar. Mr. Behar is a director of the Company and formerly an executive vice president and a director of Manatee, and was previously the trustee of the Trust. The complaint filed in this action alleges a default under a promissory note from Manatee, which note had been guaranteed by the Company, and seeks damages in the amount of $3,060,000 against Manatee and the Company. In addition, the complaint seeks to foreclose a security interest in certain assets of Manatee that had been pledged to the Trust by Manatee. The promissory note and pledge had been delivered to the Trust in connection with the Trust's sale, in December 1991, to Manatee of the Physician's Reference Laboratory Services group of clinical laboratories located in Florida. Due to the Manatee bankruptcy, the Company remains the sole defendant in the action. Plaintiff filed a motion for summary judgment which was recently denied by the Circuit Court. Should the Court ultimately render judgement against the Company in the amount claimed in the complaint, the Company, which has no current ability to pay such a judgment, will seek to negotiate a settlement with the plaintiff on terms acceptable to both the Company and its Financing Source. In the event such a settlement cannot be reached and the plaintiff subsequently seeks to execute on the judgment against the Company's assets, the Company may have no alternative but to seek protection under the federal bankruptcy laws. No trial date has been set in this action.

On April 4, 1996, Manatee filed a voluntary petition under Section 301 of Chapter 7 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et. seq. in the Bankruptcy Court for the Southern District of Florida (Case No. 96-21552 BKC-RBR). On April 10, 1996, John P. Barbee of Fort

Lauderdale, Florida was appointed trustee of the bankrupt estate. The bankruptcy proceeding is pending.

On April 8, 1997, the Company commenced an action against Biologic Health Resources (Florida) LLC ("BHR LLC") and five individuals, in the Circuit Court for Dade County, Florida, under the title Biologic Health Care - Florida, Inc.
v. Biologic Health Resources (Florida) LLC, et. al. (Case No. 97-07747 CA 25). The complaint alleges that the principals of BHR conspired to violate the BHC agreements by entering into direct competition with the BHC-FL operation, and seeks injunctive relief and damages against two former BHC employees for violations of restrictive covenants contained in their employment agreements, and damages against BHR LLC and its principals for tortious interference with the business of BHC-FL. A motion by the Company for a temporary injunction against one of the former BHC-FL employees was recently granted. The action is presently in discovery and no trial date has been set.

On June 10, 1997, the Company commenced an action against BHR in the Superior Court of California, County of Santa Clara, under the title Rx Medical Imaging Corp v. Biologic Health Resources, et. al. (Case No. CV-766768). The complaint alleges that the defendants violated the partnership agreement of BHC in a number of respects, including misappropriation of partnership assets and diverting partnership customers, and seeks a dissolution of BHC, an accounting of BHC's affairs, and damages. On August 7, 1997, the defendants filed a cross-complaint in the pending action against the Company, RxMIC, the Financing Source, the Company's president and general counsel, and Bay Cities Pharmaceutical Services and its two principals, seeking a dissolution of the partnership and an accounting, and damages for breach of contract, breach of fiduciary duty, fraud, recission, conversion, constructive trust, and conspiracy to defraud. The Company asserts that the allegations contained in the cross-complaint are totally without merit, and on behalf of itself and its two employees the Company intends to vigorously defend against such allegations and pursue the causes of action contained in the complaint. Since discovery has not yet commenced, it is too early to anticipate a trial date in this action.

In addition to the foregoing, the Company is involved in routine litigation arising in the ordinary course of its business which the Company believes would not have a material adverse effect on its financial position.


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS

 The executive officers of the Company as of December 31, 1996, are as follows:

                  NAME                             AGE                   POSITION
                  ----                             ---                   --------
          Michael L. Goldberg                      48          Chairman of the Board and
                                                                Chief Executive Officer

          Randolph H. Speer                        47          Director, President and
                                                                Chief Operating Officer

          Donald J. Brumlik                        59          Director and Secretary

Michael L. Goldberg, 48 (a director since 1990). Mr. Goldberg was an Assistant District Attorney in the Philadelphia District Attorney's office from 1974 to 1977 before entering private practice with a specialty in complex commercial litigation. Mr. Goldberg joined the Company in May 1990. He was Chairman, President and Chief Executive Officer of the Company from November 1991 to June 1994 at which time he relinquished the position of President.

Randolph H. Speer, 47 (a director since 1994). Mr. Speer was named President and Chief Operating Officer of the Company in July 1994. On August 2, 1994, Mr. Speer was appointed to the Board of Directors. Previously, he was Senior Vice President, Treasurer and Chief Financial Officer of Summit Health Ltd. from April 1989 through April 1994. In April 1994, Summit Health Ltd. was merged into OrNda HealthCorp. Previous to Summit Health Ltd., from January 1981 until April 1989, Mr. Speer was Vice President and Chief Financial Officer of Sierra Land Group, Inc. which, prior to the merger with OrNda HealthCorp., was the largest shareholder of Summit Health Ltd. Mr. Speer is a CPA, licensed in the State of California.

Donald J. Brumlik, 59 (a director since 1992). Mr. Brumlik was a manager in the tax department in the Chicago office of Arthur Young & Company, C.P.A.s, from 1963 to 1968. Thereafter, he practiced law in Chicago from 1968 to 1977. From 1978 to 1980, Mr. Brumlik was active in several real estate ventures as promoter and developer in the Los Angeles, California area, and from 1980 to 1985, was employed with Watt Industries, Inc. of Santa Monica, California, with his final position there as a vice president. In 1985, Mr. Brumlik joined Calmark Holding Corp. of Los Angeles, California and left that company as its President in 1990. In his positions as Chief Operating Officer and as President, Mr. Brumlik directed and administered companies with annual revenues in excess of $200 million and more than 1,500 employees. Shortly thereafter, he began serving the Company as an independent consultant through his wholly owned real estate development and management company, Saxony Asset Management, Inc. On January 1, 1992, Mr. Brumlik accepted the position of Executive Vice President and a director with the Company. Mr. Brumlik became the Secretary of the Company in September 1995.

The executive officers hold office at the pleasure of the Board of Directors.

                                    PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

Effective December 3, 1996, shares of RXM Common Stock were formally delisted from the American Stock Exchange (the "Exchange"). Prior to that date, there had been no trading of the RXM Common Stock since April 1, 1996. The Company is informed that the RXM Common Stock qualified for trading on the OTC Electronic Bulletin Board (the "OTC Bulletin Board"). Trading of the RXM Common Stock on the OTC Bulletin Board commenced in mid-December, 1996; however, such trading has been limited due to the Company's inability to comply with the filing requirements of the Securities Exchange Act of 1934 since April 1, 1996. The following table sets forth the high and low closing prices on the Exchange for 1995 and 1996 and on the OTC Bulletin Board for the first two quarters of 1997:

                                                                       HIGH          LOW
                                                                       ----          ----
         1995     First Quarter                                        2.25          1.44
                  Second Quarter                                       1.88          .88
                  Third Quarter                                        1.63          .94
                  Fourth Quarter                                       1.19          .69

         1996     First Quarter                                        1.50           .50
                  Second Quarter                                        N/A           N/A
                  Third Quarter                                         N/A           N/A
                  Fourth Quarter                                        N/A           N/A

         1997     First Quarter                                         .56          .06
                  Second Quarter                                        .38          .13

On July 31, 1997, the closing price of RXM Common Stock on the OTC Bulletin Board was $.16 per share. In December 1993, RXM Common Stock was combined in a 1 for 4 reverse stock split. The prices in the preceding table have been adjusted to reflect this combination. As of July 31, 1997, based on the records of the Company's transfer agent, there were 793 holders of record of RXM Common Stock, excluding the number of beneficial owners whose shares are held in street name.

Although the RXM Common Stock is qualified for trading on the OTC Bulletin Board, there can be no assurance that an active trading market will develop for such common stock.

Effective November 1, 1996, the 1,250,000 shares of the Company's Series E Preferred Stock were automatically fully converted into 625,000 shares of RXM Common Stock, as specified in the preferences and rights of the Series E Preferred Stock. Pursuant to the terms of the Series E Preferred Stock, the Company was required to make monthly dividend payments at the rate of 12% per annum payable in arrears, calculated on the average of the total dollar value of the Series

E Preferred Stock remaining unconverted for the preceding month
(see Note 6 to the Notes to Consolidated Financial Statements). At December 31, 1996 the Company had dividends in arrears in the amount of $304,589.

On January 1, 1996 and on a quarterly basis thereafter (April 1, July 1, and October 1) until the shares of the Company's Series F Preferred Stock are fully converted (on or before July 1, 1998), as specified in the preferences and rights of the Series F Preferred Stock, the Company is required to make quarterly dividend payments, in cash at the rate of $.40 per annum per share or, at the election of the holder, in RXM Common Stock, payable in arrears (see
Note 6 to the Notes to Consolidated Financial Statements). At December 31, 1996, the Company had dividends in arrears in the amount of 180,081 shares of RXM Common Stock.

Item 6.           SELECTED FINANCIAL DATA

                           Rx Medical Services Corp.
                        Summary of Financial Information
            (Dollar amounts in thousands, except per share amounts)

                                                              Years Ended December 31,

                                            1996         1995           1994         1993           1992
                                            ----         ----           ----         ----           ----
Revenues                                 $ 16,980      $  1,844          --            --            --
Loss from continuing operations          $ (9,988)     $ (4,731)     $ (3,637)     $ (4,051)     $ (6,448)
Net loss                                 $ (7,669)     $(20,421)     $(12,904)     $(14,025)     $ (8,752)
Loss per common share:
   Loss from continuing operations       $  (1.16)     $  (0.55)     $  (0.58)     $  (1.18)     $  (2.71)
   Net loss                              $  (0.89)     $  (2.39)     $  (2.05)     $  (4.09)     $  (3.68)
Distributions                                --            --            --            --            --
Total assets                             $  6,390      $  2,547      $  9,379      $ 12,666      $ 18,419
Working capital deficit                  $(34,711)     $(25,503)     $(15,381)     $ (8,492)     $ (9,878)
Long-term debt                           $    592      $    736          --        $  1,210          --
Total shareholders' equity (deficit)     $(34,396)     $(26,361)     $ (6,059)     $  2,181      $  7,881

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
From inception, the Company was unable to achieve profitability in its medical diagnostic business. Commencing in 1995, and continuing in 1996, management embarked on a plan to reorganize the Company. In March 1995, the Company closed an MRI center in Fort Lauderdale, Florida. An MRI center, in Victorville, California, was closed in June 1994. In August 1995, the Company sold its entire clinical laboratory operation in California and in January 1996 it sold its Louisiana laboratory operation.

In April 1996, due to continuing losses and intense pressure from creditors, Manatee, which operated the Company's medical services business segment, filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code. This resulted in the closing of the Company's remaining medical diagnostic facilities. Management decided that it was in the best interests of the Company and its shareholders to discontinue the operations of this division, and to focus its future efforts on the expansion of its hospital management and pharmaceutical distribution businesses.

As a result of this decision, for all years presented, the medical services business segment has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, which provides for the reporting of operating results of discontinued operations separately from the continuing operations. Gains and (losses) from discontinued operations amounted to $229,000, $(15,183,000) and $(9,393,000) for the years ended
December 31, 1996, 1995 and 1994, respectively.

Also, gains and losses on the settlement of liabilities and on the purchase of accounts receivable have been accounted for as extraordinary items in accordance with APB 30, which provides for the reporting of such material, non-recurring events separately from the continuing operations. Gains and (losses) from extraordinary items amounted to $2,090,000, $(507,000) and $126,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Including losses from continuing operations, net losses of the Company were $(7,669,000), $(20,421,000) and $(12,904,000) for the fiscal years 1996, 1995 and 1994, respectively.

Results of Operations
1996 vs. 1995

Revenues from hospitals and medical clinics for 1996 were $16.9 million compared to $1.8 million in 1995. The Company began operating its hospital management division in 1995 and revenues include the results of operations from August 1, 1995. In 1996, the Company began operating two additional hospitals - the Dickenson County Medical Center located in Clintwood, Virginia ("DCMC") and the Whitwell Medical Center located in Whitwell, Tennessee ("WMC"). Revenues include the results of operations of DCMC for the nine month period from April 1,

1996 to December 31, 1996 and WMC for the seven month period from April 1, 1996 to October 31, 1996.

Revenues from pharmaceutical products for 1996 were $0.1 million compared to $0 revenues in 1995. The Company began operating this business in 1996 and revenues include the results of operations from July 1, 1996.

Costs and expenses increased 320% from $5.3 million in 1995 to $22.2 million in 1996. Of these 1996 expenses, hospital management operations accounted for $20.4 million, pharmaceutical distribution accounted for $0.3 million, and the corporate expenses of the Company were $1.5 million. This decrease of 40% in corporate expenses is the result of management's efforts to aggressively control costs.

Interest expense increased 230% from $1.4 million in 1995 to $4.7 million in 1996. This increase was due primarily to a higher level of borrowings from the Financing Source. (See "Financial Condition, Liquidity, and Capital Resources").

No provision for income taxes has been provided on the losses from discontinued operations since existing net operating loss carryforwards from continuing operations may be substantially limited.

1995 vs. 1994
Revenues from hospitals and medical clinics for 1995 were $1.8 million compared to $0 revenues in 1994. The Company began operating this business in 1995 and revenues include the results of operations from August 1, 1995.

Costs and expenses increased 84% from $2.9 million in 1994 to $5.3 million in 1995. Of these 1995 expenses, hospital management operations accounted for $2.7 million and the corporate expenses of the Company were $2.6 million. This decrease of 10% in corporate expenses is the result of management's efforts to aggressively control costs.

Interest expense increased 90% from $0.7 million in 1994 to $1.4 million in 1995. This increase was due primarily to a higher level of funding from the Financing Source. (See "Financial Condition, Liquidity, and Capital Resources").

No provision for income taxes has been provided on the losses from discontinued operations since existing net operating loss carryforwards from continuing operations may be substantially limited.

Financial Condition, Liquidity, and Capital Resources

At December 31, 1996 and 1995, the Company's working capital deficit was $34.7 million and $25.5 million, respectively. This increase in the working capital deficit was primarily due to a $13.9 million increase in the level of funding from the Financing Source as well as operating losses. In addition, the Company is a defendant in various lawsuits. Through December 31, 1996, the Company's ability to continue as a going concern is dependent on successful resolution of the lawsuits and the continued funding of its operations by the Financing Source. Without this funding, the Company's ability to operate its business would be adversely impacted. As a result of the elimination by the Company of a portion of its unprofitable operations, the continued dependence on the Financing Source has been lessened. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Financing Source, or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's continuing operations (i.e. hospital management ("CHC") and pharmaceutical products distribution ("BHC")) are presently being funded through financing agreements with the Financing Source and the various operating facilities. Agreements to purchase the eligible accounts receivable exist with Smith County Hospital, Dickenson County Medical Center, and the retail pharmacy used by BHC in Florida to facilitate the delivery of the biological products to patients. At December 31, 1996, approximately $12.4 million had been funded (net) by the Financing Source and its related affiliates under these current agreements. Of this amount, approximately $4.9 million had been funded under agreement with WMC, which was sold on October 31, 1996.

In April 1994, the Company entered into an agreement-in-principle with the Financing Source, pursuant to which the Financing Source, through one or more of its subsidiaries or affiliates, would provide up to $20.0 million to be used to purchase the medical accounts receivable of businesses which may be acquired in the future by the Company. As a stipulation of this arrangement, the Company employed a new President and Chief Operating Officer in August 1994. See Item
13. "Certain Relationships and Related Transactions".

In October 1993, the Company entered into an agreement with the Financing Source, providing the Company with accounts receivable based financing which initially produced cash to the Company of approximately $2.6 million (the "1993 Commitment"). That agreement, scheduled to expire in April 1997, provided that the Financing Source would periodically purchase certain eligible accounts receivable, up to an aggregate of $25 million. However, due to the bankruptcy of Manatee, the Company is not generating accounts receivable that could be purchased under the 1993 Commitment. The Financing Source and its related affiliates, through April 4, 1996, had funded and invested approximately $21.0 million in debt and equity in the Company. Of that amount, $2.3 million was paid for equity and $18.7 million was advanced pursuant to the 1993 Commitment and additional advances. The Financing Source had, and continues to have, no contractual obligation to fund additional advances pursuant to the 1993 Commitment.

While the Company has not yet reached profitability operationally, it has several plans of action in progress designed to improve profitability as well as cash flow. The Company has divested its loss operations and will continue to pursue additional sources of revenues by expanding its hospital operations and other specialty medical services.

Going Concern

The report of the independent auditors of the Company on its 1996, 1995 and 1994 consolidated financial statements express substantial doubt about the Company's ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency and delinquencies, defaults on its accounts payable and other outstanding liabilities, litigation, as well as to the uncertainty of the Company's compliance with certain Medicare and state statutes and regulations. As of January 1, 1995, the Company was unable to comply with certain provisions of the OBRA 1993 amendments to the Stark Act, as well as, certain similar state statutes. Although the Company has not been the subject of, and is not currently the subject of, any administrative proceedings concerning violations of federal or state self-referral statutes or regulations, in the event that the Company is found to have violated such statutes and regulations, it could be subject to cumulative fines and penalties and could also be required to make refunds, which may aggregate up to approximately $50.0 million. The Company believes, however, that due to the filing of the Chapter 7 bankruptcy petition for Manatee, the likelihood of such enforcement actions occurring is remote.

As mentioned in the Financial Condition section, the Company is dependent on the continued funding currently being received from the Financing Source to continue operations. The discontinuance of such funding, and the unavailability of financing to replace such funding, could result in the Company ceasing its operations.

Outlook

The Company views its decision to discontinue the operation of its medical diagnostic services business segment and to invest its current and future resources on the expansion of its hospital management and pharmaceutical products distribution businesses as positive from a strategic standpoint. The hospital management division is expected to provide strong growth for the Company through the use of proper operating and acquisition strategies; the pharmaceutical products distribution division is presently expanding its operations from Northern California into Southern California and the State of Florida; and the Company is currently seeking to acquire other synergistic lines of business. (See Part I Item 1. "Business"). There can be no assurance, however, that the Company will achieve its strategic objectives.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to the index of financial statements and schedules as presented on page
39. Information on selected quarterly financial data is not required for the Registrant pursuant to the rules of the Commission.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

Directors
The Company's by-laws provide that the number of directors shall be not less than three nor more than ten. The actual number of directors is determined by resolution of the Board from time to time. The Company's by-laws also provide that directors are elected at the annual meeting of shareholders for a term of office of one year or until their successors are elected and qualify. The last annual meeting of shareholders was held on September 15, 1995. All of the current directors were elected at that meeting. The Company anticipates that the next annual meeting of shareholders will be held in the fall of 1997. The number of directors is currently set at nine. Only seven persons, however, are currently serving as directors. Following is information concerning each of the current directors of the Company:

Michael L. Goldberg, 48 (a director since 1990). Mr. Goldberg was an Assistant District Attorney in the Philadelphia District Attorney's office from 1974 to 1977 before entering private practice with a specialty in complex commercial litigation. Mr. Goldberg joined the Company in May 1990. He was Chairman, President and Chief Executive Officer of the Company from November 1991 to June 1994 at which time he relinquished the position of President.

Randolph H. Speer, 47 (a director since 1994). Mr. Speer was named President and Chief Operating Officer of the Company in July 1994 and in August 1994, he was appointed to the Board of Directors. Previously, Mr. Speer was Senior Vice President, Treasurer and Chief Financial Officer of Summit Health Ltd. from April 1989 through April 1994. In December 1993, Summit Health Ltd. was merged into OrNda HealthCorp. Previous to Summit Health Ltd., from January 1981 until April 1989, Mr. Speer was Vice President and Chief Financial Officer of Sierra Land Group, Inc. which, prior to the merger with OrNda HealthCorp., was the largest shareholder of Summit Health Ltd. Mr. Speer is a CPA licensed in the State of California.

Donald J. Brumlik, 59 (a director since 1992). Mr. Brumlik was a manager in the tax department in the Chicago office of Arthur Young & Company, C.P.A.s, from 1963 to 1968. Thereafter, he practiced law in Chicago from 1968 to 1977. From 1978 to 1980, Mr. Brumlik was active in several real estate ventures as promoter and developer in the Los Angeles, California area, and from 1980 to 1985, was employed with Watt Industries, Inc. of Santa Monica, California, with his final position there as a vice president. In 1985, Mr. Brumlik joined Calmark Holding Corp. of Los Angeles, California and left that company as its President in 1990. In his positions as Chief Operating Officer and as President, Mr. Brumlik directed and administered companies with annual revenues in excess of $200 million and more than 1,500 employees. Shortly thereafter, he began serving the Company as an independent consultant through his wholly owned real estate development and management company, Saxony Asset Management, Inc. On January 1, 1992, Mr. Brumlik accepted the position of Executive Vice President and a director with the Company. Mr. Brumlik became the Secretary of the Company in September 1995.

Morris Behar, 49 (a director since 1992). Mr. Behar was instrumental in the establishment and development of Physicians' Reference Laboratory Services ("PRLS") of Charlotte County, Inc.; PRLS of Countryside, Inc.; PRLS of Fort Myers, Inc. and PRLS of New Port Richey, Inc., which were acquired by the Company in December 1991. Mr. Behar was also instrumental in developing Gulf Coast Medical Supply, Inc. ("Gulf Coast"), a laboratory medical supply company that provides certain laboratory products and supplies to ARM laboratories and to other domestic and foreign medical facilities. Mr. Behar also manages nuclear cardiology centers and radiation cancer treatment centers. Prior to April 1, 1994, Mr. Behar had been employed as a Vice President of Manatee (since December 1991) and as the Executive Vice President of Manatee Medical Laboratories, Inc. ("Manatee") (since March 1993). On April 1, 1994, Mr. Behar relinquished his title of Executive Vice President of Manatee in connection with the termination of his employment agreement and the supply agreement between Gulf Coast and the Company.

Don L. Dominick, 51 (a director since 1992). Mr. Dominick has been President and Chief Executive Officer of Genesis Corporation of Escondido, California since May 1991. Genesis Corporation is active in insurance sales and training, scholarship assistance and real estate development and management. Mr. Dominick was also National Sales Director with the A.L. Williams Corporation, a life insurance company located in Atlanta, Georgia, for twelve years and has been active in numerous private real estate and other business ventures during the last five years.

Phillip E. Pearce, 68 (a director since 1992). Mr. Pearce has been in the investment banking and securities business since receiving his Graduate Degree from the Wharton School in 1954. From 1969 to 1983, he served as Senior Vice President and a Director of E.F. Hutton of New York City, served on the Board of Governors of the New York Stock Exchange and was Chairman of the Board of Governors of the National Association of Securities Dealers, Inc. From 1983 to 1988, Mr. Pearce served as President of Phillip E. Pearce & Co., and since 1988 has been a partner in Pearce-Henry Capital Corp. of Charlotte, North Carolina, an investment banking firm. Mr. Pearce was also a contributing author and editor of the Dow Jones publication of the Stock Market Handbook, and sat on the advisory council to the Securities and Exchange Commission on The Institutional Study of the Stock Markets.

Michael J. Pickering, M.D., 66 (a director since 1990). Dr. Pickering has practiced as a medical doctor specializing in nephrology since receiving his medical degree from the University of Florida in 1961. He has certifications from the American Board of Internal Medicine and the American Board of Internal Medicine in the Subspecialty of Nephrology and is a member of the American and Florida Medical Associations, is a Fellow, American College of Physicians, and is a member of the American Society of Artificial Internal Organs, American Society of Internal Medicine, the American Society of Nephrology, the Florida Society of Internal Medicine, the Florida Society of Nephrology, the Hillsborough County Medical Association, the International Society of Nephrology, the National Kidney Foundation, the Southeastern Dialysis and Transplantation Association, the South-Eastern Organ Procurement Foundation, the Royal Society of Health and the American Board of Quality Assurance & Utilization Review Physicians. Dr. Pickering currently practices medicine, serves as an Associate Professor of Medicine at the University of

Florida and is a frequent speaker and lecturer on his area of specialty throughout the country. He also has had articles and abstracts published in more than one hundred medical journals and medical conferences.



Executive Officers
Information concerning the executive officers of the Company is contained in
Part I, on page 18 of this annual report.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Ownership of and transactions in the Company's securities by executive officers and directors of the Company and owners of ten percent or more of the Company's Common Stock are required to be reported to the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act").

The Company does not have knowledge of any failure to file a required form to report such ownership and transactions.

Item 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table provides a summary of cash and non-cash compensation for each of the fiscal years ended December 31, 1996, 1995 and 1994 with respect to the Company's Chief Executive Officer and the only other executive officers whose compensation exceeded $100,000 in the fiscal year ended December 31, 1996 (the "Named Officers").

                                                                                                     Long Term
                                                                                                   Compensation
                                                            Annual Compensation                       Awards
                                                 ----------------------------------------------------------------
                                                                                                    Securities
                                                                             Other Annual           Underlying
    Name and Principal Position        Year      Salary ($)       Bonus      Compensation         Option/SARs (#)
    ---------------------------        ----      ----------       -----      ------------         ---------------
                                                                   ($)           ($)
Michael L. Goldberg                    1996       165,000          -0-             -0-                 -0-
  Chief Executive Officer              1995       165,000          -0-             -0-                 -0-
                                       1994       165,000          -0-           -5,700-             175,000

Randolph H. Speer                      1996       200,000          -0-             -0-                 -0-
  President and Chief Operating        1995       200,000          -0-             -0-                 -0-
  Officer                              1994        76,900(1)       -0-             -0-               100,000

Donald Brumlik (2)                     1996       149,000          -0-             -0-                 -0-
  Secretary                            1995       149,000          -0-            3,500                -0-
                                       1994       149,000          -0-            3,500              120,000

-------------------
(1) Mr. Speer commenced employment with the Company in August 1994.

(2) Effective January 1996, Mr. Brumlik ceased active employment with the Company, yet remained an officer and a director of the Company. His compensation for 1996 was pursuant to a severance plan previously adopted by the Board of Directors. As of January 1997, Mr. Brumlik was not entitled to receive any additional compensation.

                                 STOCK OPTIONS

There were no grants of stock options by the Company to the Named Officers during 1996.


           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                                 OPTION VALUES

The following table sets forth the information with respect to the Named Officers concerning the exercise of options during 1996 and unexercised options held as of December 31, 1996:

           (a)                (b)            (c)                       (d)                            (e)
                                                               Number of Securities           Value of Unexercised
                                                             Underlying Unexercised         In-the-Money Options at
                                                              Options at FY-End (#)               FY-End ($)
                                                           ---------------------------    --------------------------
                            Shares
                         Acquired on
           Name          Exercise (#)  Value Realized ($)  Exercisable   Unexercisable    Exercisable  Unexercisable
           ----          -----------   ------------------  -----------   -------------    -----------  -------------
  Michael L. Goldberg         -0-            -0-             200,000          -0-             -0-           -0-

  Randolph H. Speer           -0-            -0-             100,000          -0-             -0-           -0-

  Donald Brumlik              -0-            -0-             120,000          -0-             -0-           -0-


Compensation of Directors
It has been the policy of the Company not to compensate its directors for their services as directors; however, in July 1993, the Company granted options to purchase 12,500 shares of the Company's Common Stock to each director as compensation for their respective services as directors. It is the policy of the Company not to pay its directors for attending Board or committee meetings, but the Company reimburses directors for travel expenses incurred in attending such meetings. One of the directors, Morris Behar, was employed by Manatee pursuant to an employment agreement which provided, among other things, a position as the Executive Vice President of Manatee at an annual salary of $200,000 extending through 1996. Effective April 1, 1994, this arrangement was terminated and Mr. Behar served as an independent contractor pursuant to a consulting agreement through April 1996, at which time said agreement was terminated as a result of the Manatee bankruptcy. See Item 3. "Legal Proceedings" and Item 13. "Certain Relationships and Related Transactions".

Board Compensation Committee Report on Executive Compensation
The Compensation Committee of the Board of Directors of Rx Medical Services Corp has not met since September 1995. The following report, which documents the components of the Company's executive officer compensation programs with respect to the executive officers of the Company, was included in last year's annual report. Since there have been no changes in the report, it is repeated in its entirety. As of December 31, 1996, the Company had three executive officers:

         Compensation Philosophy and Strategy
         With regard to executive compensation, the Company's strategy is to maintain a strong pay-for-performance culture and align reward systems with shareholders' interests. The compensation structure is intended to reflect the Company's current financial circumstances and places a heavy emphasis on the long-term objectives of increasing value and providing significant returns to shareholders. The particular elements of the compensation program for executive officers are explained below:

         - BASE SALARY. Attract and retain executive officers by delivering a competitive rate of base pay. Market competitive rates are determined by comparison with average compensation levels of comparable companies. The Board of Directors believes that the average pay of these companies is a reasonable reference point to which to target and manage base pay over time, recognizing the Company's growth potential and need for executive-level experience and skills in the current phase of the Company's development. Until recently, the Company had been unable to compensate its executive officers at a competitive rate and, therefore, chose to supplement the base salary of its executive officers with Stock Option awards, as more fully described below.

         - STOCK OPTION PROGRAM. The Company, through its 1992 Long Term Incentive Plan, offers a stock option program to its executive officers. The Board strongly believes that by providing those persons who have substantial responsibility for the management and growth of the Company with an opportunity to increase their ownership of Company stock, the best interests of shareholders and executives will be closely aligned. This is particularly important given the Company's current financial condition. The Compensation Committee believes that stock options are an excellent vehicle for compensating its employees because options tend to reward their holders for realizing longer term market performance. As with other compensation components, the Compensation Committee looks to individual performance as a guide in determining option awards to executives.

         - ANNUAL INCENTIVE COMPENSATION. The Company is authorized pursuant to the 1992 Long Term Incentive Plan to provide annual incentive pay to its executive officers in cash; however, no such compensation has been provided to date. The Committee believes that this policy is appropriate given the difficulties faced by the Company. The Company intends to implement the practice of providing annual incentive pay once the Company's earnings and cash flow are sufficient to justify such a program. The purpose of such annual incentive compensation would be to deliver competitive levels of compensation for the attainment of strategic goals that the Board believes are primary determinants of financial stability and share price over time.

         Chief Executive Officer Compensation
         In considering the compensation for the Chairman and Chief Executive Officer, the Committee considered both Company and individual performance. Factors considered include how well the CEO performed in:
         -    Establishing strategic direction for the Company.
         -    Building and maintaining a sound management team.
         - Providing leadership to achieve the Company's goals and objectives.

         - Taking the actions necessary to reduce the Company's losses and otherwise improve its financial condition.

         The Committee has made the following determination regarding the compensation of Mr. Goldberg:
         - Mr. Goldberg's base salary was changed to $165,000 effective January 1, 1992. His prior annual salary was $60,000. The Committee believes that a salary increase was justified given the growth of the Company despite its then current financial condition and Mr. Goldberg's willingness to accept a lower than competitive pay level during such growth. Mr. Goldberg's current base salary is still significantly below the levels of CEO positions at comparable medical laboratory companies. Given the Company's financial difficulties, the Board believes Mr. Goldberg's base salary has been at an appropriate level and expects that it will not increase until the Company becomes profitable and achieves it performance objectives.
         - Mr. Goldberg did not receive annual incentive cash compensation for his performance in 1995. The Committee recommends that Mr. Goldberg be eligible to receive such annual incentive cash compensation when the Company becomes profitable.
         - Mr. Goldberg received stock options to purchase 57,500 shares of the Company's Common Stock in 1994.

         Chief Operating Officer Compensation
         Mr. Speer commenced employment with the Company in August 1994 and is the Company's President and Chief Operating Officer. Mr. Speer's base salary of $200,000 per year was approved by the Board of Directors at the time Mr. Speer was hired. In addition, at the commencement of his employment with the Company, Mr. Speer received stock options to purchase 100,000 shares of the Company's Common Stock. Neither the Board nor the Committee have established specific Company and individual performance criteria in 1995 pertaining to Mr. Speer.

         Conclusion
         The Committee believes that its stated compensation philosophy serves the Company's best interests and believes its decision regarding 1995 executive compensation adequately reflects the significant challenges the Company faced in 1995 and the current operating environment.

         THE COMPENSATION COMMITTEE
                  Don L. Dominick
                  Phillip E. Pearce

Performance Graph

               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN *
     AMONG RX MEDICAL SERVICES CORP., THE NASDAQ STOCK MARKET (U.S.) INDEX
             AND THE S & P HEALTH CARE (HOSPITAL MANAGEMENT) INDEX

                                                                                Cumulative Total Return
                                                                   -------------------------------------------------
                                                                   12/91    12/92   12/93    12/94    12/95    12/96

Rx MEDICAL SERVICES CORP.                                 RXMS      100      147     126       40       16        1

NASDAQ STOCK MARKET (U.S.)                                INAS      100      116     134      131      185      227

S & P HEALTH CARE (HOSPITAL MGMT)                         IHSM      100       78     117      125      174      204

---------------------------
* $100 invested on 12/31/91 in stock or index including reinvestment of dividends. Fiscal year ending December 31.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

Each share of Preferred Stock of the Company contains voting rights equivalent to one share of RXM Common Stock. The Company currently has two series of preferred stock outstanding, designated Series C and F. Effective November 1, 1996, the Financing Source exercised its right to receive 625,000 shares of the Company's Common Stock in converting the 1,250,000 shares of Series E Preferred Stock that had been issued to the Financing Source in 1994 in connection with the disposition of the balance of the Company's real estate portfolio. For a description of the relative rights and preferences of each such series, see
Note 6 to the Notes to Consolidated Financial Statements. On all matters submitted for vote by the stockholders of the Company, including the election of directors, the shares of Preferred Stock and RXM Common Stock vote together as a single class except as may otherwise be required by law. At December 31, 1996, the 1,325,000 shares in the name of the Financing Source were transferred to Intercontinental Investment Associates, Ltd. ("IIA"), a Nevada limited liability company affiliated with the Financing Source. At December 31, 1995, 422,488 shares of Series C Preferred Stock outstanding were owned of record and beneficially by three directors of the Company individually.

The following table sets forth information as of July 31, 1997, with respect to all stockholders known by the Company to be the direct or indirect beneficial owners of 5% or more of the Company's voting securities and by the executive officers and directors of the Company as a group. Each percentage is calculated by assuming that the named stockholder converted or exercised all of such stockholder's securities convertible within the next 60 days into, or exercisable for, shares of RXM Common Stock at a time when no other stockholder did so, irrespective of the conversion or exercise price thereof. Except as otherwise noted, all persons and entities have sole voting and investment power with respect to their shares.

                                                                                AMOUNT AND NATURE
            NAME AND ADDRESS OF                                                  OF BENEFICIAL            PERCENTAGE
             BENEFICIAL OWNER                   TITLE OF CLASS                    OWNERSHIP (1)            OF CLASS
             ----------------                   --------------                  -----------------         ----------
Michael L. Goldberg                                 Common                         514,633 (2)              5.6%
(also a director)                                 Preferred                         63,836 (3)              6.2%
888 East Las Olas Blvd., Suite 210
Fort Lauderdale, FL  33301

Morris Behar                                        Common                         257,245 (4)              2.8%
(also a director)                                 Preferred                        341,893 (5)             33.4%
209 State Street
Oldsmar, FL  34677

Kachina, Inc.                                       Common                         750,000 (6)              8.2%
6125 Memorial Drive
Dublin, OH  43017

Intercontinental Investment Assoc.                  Common                       1,325,000 (7)             14.5%
6125 Memorial Drive
Dublin, OH  43017

Directors:  (all with an address at
888 East Las Olas Blvd., Suite 210
Fort Lauderdale, FL  33301

Donald J. Brumlik                                   Common                         368,995 (8)              4.0%
                                                  Preferred                         16,759 (9)              1.6%
Don L. Dominick                                     Common                          79,112 (10)             .86%
Phillip E. Pearce                                   Common                          39,914 (11)             .43%
Michael J. Pickering, M.D.                          Common                          82,345 (12)             .90%
Randolph H. Speer                                   Common                         108,000 (13)             1.2%

All Executive Officers, Directors                   Common                       1,450,244 (14)            15.8%
 and Nominees as a Group                          Preferred                        422,488 (15)            41.3%

(1) As of July 31, 1997, there were 9,164,117 shares of RXM Common Stock and 1,022,758 shares of Preferred Stock issued and outstanding.

(2) Includes 241,250 shares representing stock options exercisable within 60 days.

(3) Represents 2,014,824 shares of RXM Common Stock that may be obtained by conversion of Series C Preferred Stock.

(4) Includes 25,000 shares representing stock options exercisable within 60 days and 232,245 shares of RxM Common Stock registered in the name of Gulf Coast Medical, Inc., a company controlled by Mr. Behar.

(5) Represents 10,790,997 shares of RXM Common Stock that may be obtained by conversion of Series C Preferred Stock. Of the 341,893 shares of Series C Preferred Stock attributable to Mr. Behar, 56,26 shares are registered in the name of Gulf Coast Medical, Inc.

(6)(7) In July 1996, Kachina distributed, in equal amounts, the 750,000 shares to Lance K. Poulsen, Donald H. Ayers, Rebecca S. Parrett and Barbara C. Larson. These individuals are officers, directors and the sole shareholders of the Financing Source, Kachina and IIA and may be deemed to be the beneficial owners of the shares of RXM Common Stock owned by the Financing Source and its affiliates, Kachina and IIA.

(8) Includes 159,500 shares representing stock options exercisable within 60 days.

(9) Represents 528,956 shares that may be obtained by conversion of Series C Preferred Stock.

(10) Includes 12,500 shares representing stock options exercisable within 60 days.

(11) Consists of 39,914 shares representing stock options exercisable within 60 days.

(12) Includes 56,409 shares representing stock options exercisable within 60 days.

(13) Includes 100,000 shares representing stock options exercisable within 60 days.

(14) Includes 578,323 shares representing stock options exercisable within 60 days.

(15) Represents 13,334,777 shares that may be obtained by conversion of Series C Preferred Stock.


Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an agreement, dated April 20, 1994 (the "Merger Agreement"), with an affiliate of Kachina, Inc. ("Kachina"), the Company will sell, and Kachina will purchase, up to 500,000 shares of RXM Common Stock at $6.00 per share, subject to the completion of future acquisitions by the Company. This is in addition to the 500,000 shares of RXM Common Stock previously issued to Kachina as part of the Merger Agreement. The additional 500,000 shares are to be sold to Kachina on the basis of 100,000 shares for every $4.0 million paid by the Company in acquisition price, inclusive of consideration to be paid in cash, property, services, stock, assumption of debt or other form of benefit to the seller. Accordingly, the Company may receive up to an additional $3.0 million for the additional shares of RXM Common Stock to be so issued. The Financing Source is an affiliate of Kachina.

In conjunction with the Merger Agreement, on April 20, 1994, the Company entered into an agreement-in-principle (the "Purchase Commitment") with the Financing Source, pursuant to which the Financing Source, through one or more of its subsidiaries or affiliates, would provide up to $20.0 million to be used to purchase the medical accounts receivable of businesses which may be acquired in the future by the Company. The terms of the Purchase Commitment are to be substantially similar to the terms of the present purchase arrangement between Manatee and affiliates of the Financing Source, pursuant to which the Company's accounts receivable are financed. The Company has utilized the Purchase Commitment to obtain the funds required to acquire CHC in July 1995, the Company's hospital management subsidiary (see Item 1. "Business"). In addition, the Company agreed to employ a new executive officer for a one year term who would also be a member of the Company's Board of Directors. Pursuant to that agreement, Randolph H. Speer was appointed by the Company to the Board of Directors and elected President and Chief Operating Officer and has been elected to serve on the Board for a one year term or until his successor is elected and qualified.

On September 20, 1994, the Company entered into an agreement which resulted in the disposition of the wrap mortgage portfolio owned by a partnership in which a subsidiary of the Company is the general partner. See Item 1. "Business - Discontinued Operations." The transaction entailed a transfer of the partnership's mortgage portfolio and a return to the Company for cancellation of the 286,287 shares of the Company's Series B Preferred Stock which was contributed by the Company to the partnership. In addition, the sum of $200,000 has been paid in settlement of outstanding obligations totaling $242,000 owed to an individual unaffiliated with the Company, who performed consulting services to the partnership. The Financing Source provided the Company with a loan of $200,000 to make the aforesaid settlement payment and the Financing Source received as collateral, to secure repayment of that loan, a pledge of 286,287 shares of a new class (Series D) of the Company's Preferred Stock. The loan by the Financing Source to the Company was by a note, originally for one year, at an interest rate of 20%, payable monthly, interest only, with a balloon payment of $200,000, plus any accrued interest, due on September 19, 1995. On September 26, 1995, the due date of this loan was extended until January 31, 1996, and subsequently further extended until September 30, 1997. Effective December 31, 1996, however, the Financing Source canceled the note and added the principal and accrued interest on this loan, totaling $243,333.29, to the outstanding balance of the debt due to Financing Source. As a result of the cancellation of the note, the shares of the Company's Series D Preferred Stock were released from the pledge.

On October 20, 1994, the Company entered into an agreement, pursuant to which the Company divested itself of its interests in, and future obligations with respect to, the balance of its real estate portfolio. In consideration for the payment of $1,250,000 in cash, provided to the Company by the Financing Source pursuant to the transaction described below, and the issuance by the Company of stock options to purchase 50,000 shares of RXM Common Stock exerciseable at $1.00 per share, the Company was completely released from any and all liability resulting from and out of the operations of its income properties.

To consummate the above-described transaction, the Company sold to the Financing Source for $1,250,000, (a) 700,000 shares of RXM Common Stock and (b) 1,250,000 shares of a new Series E Convertible Preferred Stock. The Series E Preferred Stock provides for an annual dividend of 12%, payable monthly, and is convertible into Common Stock at the rate of one share of RXM Common Stock for every two shares of Series E Preferred Stock. The conversion in any one calendar quarter cannot exceed 156,250 shares of RXM Common Stock, and any shares of Series E Preferred Stock not converted by November 1, 1996 shall automatically convert to shares of RXM Common Stock as of that date. The Company agreed, with respect to the 700,000 shares of RXM Common Stock issued on October 24, 1994, which had a market value as of that date of $787,500, and the 625,000 shares of RXM Common Stock to be issued on conversion of the Series E Preferred Stock, to include all of these shares in a registration statement that the Company had previously filed with the Securities and Exchange Commission, which registration statement has not yet been declared effective. As of December 31, 1994, a total of $29,589 has accrued on account of dividends payable on the Series E Preferred Stock. As part of this transaction, and the transaction referred to above, relating to the disposition of the Company's wrap mortgage portfolio, the Company issued 250,000 shares of RXM Common Stock with a market value of $265,625 on the date of issuance (September 26, 1994), to an affiliate of the Financing Source.

In consideration of the funding of $1.0 million by the Financing Source to facilitate the acquisition by the Company of CHC (see Item 1. "Business"), the Company pledged to the Financing Source all of the issued and outstanding common and preferred stock of CHC as collateral for the repayment of the loan.

On March 29, 1996, an affiliate of the Financing Source, purchased the Whitwell Medical Center, Whitwell, Tennessee and the Dickenson County Medical Center, Clintwood, Virginia, and simultaneously with the purchase, leased the two facilities to subsidiaries of CHC for a term of 20 years pursuant to separate operating agreements. Under the operating agreements, CHC is to pay a stipulated rental for the facilities and equipment contained therein. In a related agreement, CHC was granted an option to purchase both hospitals, exerciseable at any time prior to May 1, 1997, for a purchase price equal to the assumption of all liabilities and indebtedness attributable to or secured by the land, buildings and equipment comprising both facilities. See Item 1. "Business" with regard to CHC's transfer of its option to purchase the Whitwell Medical Center to Ameris Health Systems, the subsequent exercise of the option by Ameris Health Systems, and the sale of Whitwell Medical Center to Ameris Health Systems on October 31, 1996.

                                    PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a)(1)   List of Financial Statements

The following Consolidated Financial Statements of Rx Medical Services Corp. and Report of Independent Accountants are filed as a part of this annual report:

                                                                                                        Page
                                                                                                        ----
      Report of Independent Certified Public Accountants                                                 42
      Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994         43
      Consolidated Balance Sheets at December 31, 1996 and 1995                                         44-45
      Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31,
        1996, 1995 and 1994                                                                              46
      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994        47-48
      Notes to Consolidated Financial Statements                                                        49-63

(a)(2)   List of Financial Statement Schedule

The following consolidated financial statement schedule (numbered in accordance with Regulation S-X) of Rx Medical Services Corp. for the years ended December 31, 1996, 1995 and 1994 are included in this Report:

                                                                                                        Page
                                                                                                        ----
      Reports of Independent Certified Public Accountants on Schedule                                    64
      II - Valuation and Qualifying Accounts                                                             65


Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)   List of Exhibits: (numbered in accordance with Item 601 of Regulation
S-K)

          Exhibit                                                                              Incorporation by
           Number                             Description of Document                              Reference
          -------     ------------------------------------------------------------------------ ----------------
           3(a)       Certificate of Incorporation                                                   3(a)*
           3(b)       By-Laws                                                                        3(b)*
           3(c)       Certificate of Decrease in Number of Authorized and Outstanding  Shares        3(c)**
                        of Stock, filed with Nevada Secretary of State (December 1991)
           3(d)       Certificate of Decrease in Number of Authorized and Outstanding                 ***
                        Shares, filed with Nevada Secretary of State (December 1993)
           4(a)       Certificate of Resolution with respect to Series B Preferred Stock of          4(a)****
                        Registrant
           4(b)       Certificate of Designation, Series C Preferred Stock                           4(b)#
           4(c)       Certificate of Designation, Series D Preferred Stock                           4(c)#


           4(d)       Certificate of Designation, Series E Preferred Stock                           4(d)#
           4(e)       Certificate of Designation, Series F Preferred Stock                           4(e)#
          10(a)       Sale and Subservicing Agreement dated as of October 7, 1993, by and           10(kk)+
                        among Manatee Medical Laboratories, Inc., NPFII-W, Inc. and National
                        Premier Financial Services, Inc.
          10(b)       Agreement of Merger, dated April 20, 1994, together with supplementary        10(a)++
                        letter from Kachina, Inc., dated April 20, 1994
          10(c)       Purchase Commitment, dated April 20, 1994, from NCFE                          10(b)++
          10(d)       Promissory Note, Security Agreement and Pledge Agreement, dated               10(c)+++
                        September 19, 1994, from Rx Medical Services Corp. to NCFE
          10(e)       Plan and Agreement of Merger, dated July 7, 1995, by and among Rx             10(a)++++
                        Medical Services Corp., CHC Acquisition Corp. and Consolidated
                        Health Corporation of Mississippi, Inc.
          10(f)       Asset Purchase Agreement, dated as of August 11, 1995, by and among           10(e)++++
                        Meris Laboratories, Inc., Rx Medical Services Corp. and Manatee
                        Medical Laboratories, Inc. [for northern California]
          10(g)       Asset Purchase Agreement, dated as of August 11, 1995, by and among           10(f)++++
                        Meris Laboratories, Inc., Rx Medical Services Corp. and Manatee
                        Medical Laboratories, Inc. [for southern California]
          10(h)       Laboratory Services Agreement, made as of August 12, 1995, between            10(g)++++
                        Meris Laboratories, Inc. and Rx Medical Services Corp.
          10(i)       Amendment to Asset Purchase Agreement, dated as of August 17, 1995 by         10(h)++++
                        and among Meris Laboratories, Inc., Rx Medical Services Corp. and
                        Manatee Medical Laboratories, Inc. [for southern California]
          10(j)       Pledge Agreement, dated as of July 13, 1995, from Rx Medical Services         10(j)#
                        Corp. to NCFE
          10(k)         Hospital Lease Agreement, dated as of November 1, 1995,                     10(k)#
                        between Smith County, MS and CHC Management, Inc.
          10(l)       Articles of Merger (CHC) filed November 14, 1995 with MS Secretary of         10(l)#
                        State
          10(m)       Operating Agreement, dated as of March 30, 1996, between NPF-X, Inc           10(m)#
                        and CHC Whitwell, Inc.
          10(n)       Operating Agreement, dated as of March 30, 1996, between NPF-X, Inc           10(n)#
                        and CHC Clintwood, Inc.
          10(o)       Option to Purchase Agreement, effective as of March 29, 1996, between         10(o)#
                        NPF-X, Inc. and CHC
          10(p)       First Amendment to CHC Merger Agreement                                       10(p)#
          10(q)       Option Agreement on Whitwell Medical Center, Whitwell, TN                     10(q)#
          10(r)       Note Extension                                                                10(r)#
          10(s)       Asset Purchase Agreement, dated August 28, 1996, between The Podiatry          2(a)##
                        Hospital of Pittsburgh and CHC
          10(t)       Amendment to Asset Purchase Agreement, undated                                 2(b)##
          11          Computation of Primary Earnings Per Share
          21          Subsidiaries of Registrant                                                    21#
          27          Financial Data Schedule (for SEC use only)

Explanation of Incorporation by Reference:

* Form 10 of Registrant, dated October 10, 1990, as amended by Form 8, dated March 15, 1991
**       Amendment No. 2 to Form S-1 of Registrant, dated January 31, 1994
***      Current Report of Registrant on Form 8-K, dated January 7, 1994
**** Current Report of Registrant on Form 8-K, dated December 23, 1991, as amended on December 29 and 31, 1991, and January 14 and March 14, 1992

+        Amendment No. 1 to Form S-1 of Registrant, dated October 28, 1993
++       Current Report of Registrant on Form 8-K, dated April 20, 1994
+++      Current Report of Registrant on Form 8-K, dated September 20, 1994
++++     Current Report of Registrant on Form 8-K, dated August 10, 1995
#        Annual Report of Registrant on Form 10-K for fiscal year ended
         December 31, 1995
##       Current Report of Registrant on Form 8-K, dated April 3, 1997

(b)      Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K, dated December 3, 1996, reporting that Registrant's common stock had been delisted by the American Stock Exchange.

                                               Suite 2000
                                               200 East Broward Boulevard
                                               Ft. Lauderdale, FL  33301-1915
                                               954 768-9900  o FAX 954 768-9908

                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

                                                       GRANT THORNTON
                                   Grant Thornton LLP  Accountants and
                                                       Management Consultants

Board of Directors
Rx Medical Services Corp.

We have audited the accompanying consolidated balance sheets of Rx Medical Services Corp. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rx Medical Services Corp. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Rx Medical Services Corp. will continue as a going concern. However, as more fully described in Note 1, the Company has incurred recurring operating losses, has a working capital deficiency, is delinquent in payments due to debt holders, lessors, taxing authorities and others, is in default of certain loan covenants and is dependent on the settlement of various lawsuits, the SEC investigation and on continued funding by the senior lender. In addition, as described in
Note 10, there are uncertainties concerning the Company's compliance with various federal and state statutes and certain provisions of the Omnibus Budget Reconciliation Act of 1993, as well as, certain similar state statutes. The forgoing matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 10. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/     GRANT THORNTON LLP

Fort Lauderdale, Florida
June 27, 1997 (except for Note 11, as to which the date is July 21, 1997)

                            RX MEDICAL SERVICES CORP.
                      Consolidated Statements of Operations
                 (Dollars in thousands except per share amounts)

                                                         Years ended December 31,
                                                      --------------------------------
                                                        1996         1995       1994
                                                      -------     --------    --------
 Revenues:
     Hospitals and medical clinics                    $ 16,926    $  1,844    $      -
     Pharmaceutical products                                54          --          --
                                                      --------    --------    --------
                                                        16,980       1,844          --
                                                      --------    --------    --------
Costs and expenses:
     Compensation and benefits                          10,546       2,310       1,454
     Pharmaceutical products                                45          --          --
     Supplies                                            1,889         168        --
     Fees for services                                   2,927         423         207
     Bad debts                                           2,313         723         106
     Depreciation and amortization                         160          73          37
     Occupancy                                             784         432         262
     Occupancy - related party                             805          --          --
     Equipment rental and maintenance                      472          63          61
     Equipment leased - related party                      244          --          --
     Other                                               1,978       1,079         738
                                                      --------    --------    --------
                                                        22,163       5,271       2,865
                                                      --------    --------    --------

Operating loss                                          (5,183)     (3,427)     (2,865)

Other (income) expenses:
     Interest                                              132          42          12
     Interest - related party                            4,540       1,373         734
     Loss due to impairment of assets held for sale         53          --          --
     Loss due to impairment of goodwill                     --         107          --
     Loss on investment of partnership                     108          --          --
     Equity in earnings of partnership                      --         (31)         --
     Other (income) expense                                (28)       (187)         26
                                                      --------    --------    --------
                                                         4,805       1,304         772
                                                      --------    --------    --------

Loss from continuing operations                         (9,988)     (4,731)     (3,637)

Gain (loss) from discontinued operations                   229     (15,183)     (9,393)
                                                      --------    --------    --------

Net loss before extraordinary items                     (9,759)    (19,914)    (13,030)

Extraordinary items:
     Gain (loss) on settlement of liabilities            1,511        (507)        126
     Gain on purchase of accounts receivable               579          --          --
                                                      --------    --------    --------

    Net Loss                                          $ (7,669)   $(20,421)   $(12,904)
                                                      ========    ========    ========

Net loss per common share:
     Loss from continuing operations                  $  (1.16)   $  (0.55)   $  (0.58)
     Gain (loss) from discontinued operations             0.03       (1.78)      (1.49)
     Gain (loss) from extraordinary items                 0.24       (0.06)       0.02
                                                      --------    --------    --------

     Net loss per common share                        $  (0.89)   $  (2.39)   $  (2.05)
                                                      ========    ========    ========

Weighted average common shares
 outstanding                                             8,644       8,557       6,280
                                                      ========    ========    ========


 The accompanying notes are an integral part of these financial statements.

                           RX MEDICAL SERVICES CORP.
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                     December 31
                                                                 ------------------
                                                                   1996       1995
                                                                 -------    -------
Assets:
Current Assets:

     Cash                                                        $   685    $     -
     Accounts receivable (less allowance for doubtful accounts
      of $3,607 and $380 in 1996 and 1995, respectively)           4,106      1,277
     Inventories                                                     301          -
     Other                                                           167         79
                                                                 -------    -------

          Total current assets                                     5,259      1,356
                                                                 -------    -------

Assets held for sale                                                 750          -

Property and equipment, at cost
     Land and building                                                 -        792
     Equipment                                                       425        219
     Furniture, fixtures and improvements                             85        144
                                                                 -------    -------

                                                                     510      1,155

     Less: accumulated depreciation and amortization                (129)      (157)
                                                                 -------    -------

                                                                     381        998

Investment in partnership                                              -        124

Other assets (less allowance for doubtful accounts of $671
     and $627 at 1996 and 1995, respectively)                          -         69
                                                                 -------    -------
                                                                 $ 6,390    $ 2,547
                                                                 =======    =======

The accompanying notes are an integral part of these financial statements.

                           RX MEDICAL SERVICES CORP.
                    Consolidated Balance Sheets (continued)
                             (Dollars in thousands)

                                                                                        December 31
                                                                                  ---------------------
                                                                                     1996        1995
                                                                                  ---------    --------
Liabilities and equity:
     Current liabilities:
         Notes payable - related party                                             $ 32,022    $ 18,146
         Accounts payable                                                             1,753       3,763
         Accrued liabilities                                                          1,767         946
         Accrued liabilities - related party                                            245           -
         Accrued compensation, benefits and related taxes                               851         740
         Current portion of long-term debt                                              229         202
         Current portion of long-term debt - related party                            3,062       3,062
         Current portion of capital lease obligations                                    41           -
                                                                                   --------    --------
              Total current liabilities                                              39,970      26,859
     Long-term liabilities:
         Long-term debt                                                                 592         736
         Net liabilities of discontinued operations                                     100       1,313
         Obligations under capital leases                                               124           -
                                                                                   --------    --------
              Total long-term liabilities                                               816       2,049
                                                                                   --------    --------

              Total liabilities                                                      40,786      28,908
                                                                                   --------    --------


Commitments and contingencies                                                             -           -

Shareholders' deficit:
     Convertible preferred stock, $.001 par value, authorized shares 20,000,000, issued and outstanding 708,775 and 1,958,775 shares at 1996 and 1995, respectively; aggregate liquidation
       preference of $2,134 and $3,624 at 1996 and 1995, respectively                     1           2
     Convertible preferred stock, $5.00 par value, authorized shares
       1,091,250, issued and outstanding 600,270 shares at 1996 and
       1995; aggregate liquidation preference of $3,362 and $3,121 at
       1996 and 1995, respectively                                                    3,001       3,001
     Common stock, $.002 par value, authorized
       25,000,000 shares, issued and outstanding
       9,164,117 and 8,539,117 shares at 1996 and 1995,
       respectively                                                                      18          15
     Additional paid-in capital                                                      37,473      37,840
     Accumulated deficit                                                            (74,888)    (67,219)
     Treasury stock, 589,450 shares of common stock at par                               (1)          -
                                                                                   --------    --------
              Total shareholders' deficit                                           (34,396)    (26,361)
                                                                                   --------    --------

                                                                                   $  6,390    $  2,547
                                                                                   ========    ========

The accompanying notes are an integral part of these financial statements.

                           RX MEDICAL SERVICES CORP.
           Consolidated Statements of Shareholders' Equity (Deficit)
                       (Dollars and shares in thousands)

                                 Convertible                                      Additional      Stock         Accumu-
                                Preferred Stock     Common Stock                   paid-in      Subscription     lated
                              -----------------     ------------
                              Shares     Amount    Shares    Amount    Warrants    capital      Receivable      deficit
                              ------     ------    ------    ------    --------    -------      ----------      -------
Balance January 1, 1994          867     $    1     3,921     $ 8       $137       $37,929       $(2,000)       $(33,894)
Issued for cash                1,250          1     1,200       2                    2,246
Conversion                      (158)                 629       1                       (1)
Reacquisition of stock          (286)                 (78)                            (500)
Issued for services                                   270                               88
Issued for liabilities                                529       1                      577
Issued for payment of debt                            996       2                    2,041
Issued to collateralize debt     286                   50
Issuance of warrants                                                      13

Exercise of warrants                                1,071       2       (150)          163
Exercise of options                                   229                               13
Cancellation of note receivable                      (250)     (1)                  (1,999)        2,000
Stock option grants                                                                    194
Dividends on preferred stock                                                           (29)
Net loss                                                                                                         (12,904)
                              ------     ------     -----     ---       ----       -------       -------        --------
  Balance December 31, 1994    1,959          2     8,567      15          -        40,722             -         (46,798)

Acquisitions                     600      3,001                                     (3,001)
Issued for cash                                         1                                2
Cancellation of options                                                                (46)
Dividends on preferred stock                                                          (270)
Reacquisition of stock                                (29)                             (41)
Issued for liabilities                                                                 474
Net loss                                                                                                         (20,421)
                              ------     ------     -----     ---       ----       -------       -------        --------
  Balance December 31, 1995    2,559      3,003     8,539      15          -        37,840             0         (67,219)

Conversion                    (1,250)        (1)      625       1
Adjustments                                                     2                       (2)
Dividends on preferred stock                                                          (365)
Net loss                                                                                                          (7,669)
                               -----     ------     -----     ---       ----       -------       -------        --------
  Balance December 31, 1996    1,309     $3,002     9,164     $18       $  -       $37,473       $     -        $(74,888)
                               =====     ======      ====     ===       ====       =======       =======        ========


The accompanying notes are an integral part of these financial statements.

                           RX MEDICAL SERVICES CORP.
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                     Years ended December 31,
                                                              ----------------------------------
                                                                 1996        1995          1994
                                                              ---------    --------    ---------
Cash flows from operating activities:
     Net loss                                                  $(7,669)   $(20,421)   $(12,904)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                              160          73          37
         Provision for bad debts                                  2,313         723         106
         Loss due to impairment of goodwill                           -         107           -
         Loss on sale and disposal of property and equipment         86           6           -
         (Gain) loss on settlement of liabilities                (1,511)        507        (126)
         Loss on investment (equity in earnings)
           of partnership                                           124         (31)          -
         Expenses paid by stock issuance                              -           -          21
         Stock options granted (canceled)                             -         (46)         73
         Loss due to impairment of assets held for sale              53           -           -
         Loss on settlement of management fees receivable           115           -           -
         Gain on purchase of accounts receivable                   (579)          -           -
         Changes in operating assets and
           liabilities, net of effects of acquisitions:
             Increase in accounts receivable                     (5,145)       (495)          -
             Increase in inventories                               (314)          -           -
             Decrease (increase) in other assets                    (69)        (42)        292
             Increase in accounts payable
               and accrued liabilities                              168       2,104         838
             Increase in accrued liabilities - related party        245           -           -
             Change in discontinued operations                   (1,213)     10,456       4,546
                                                               --------    --------    --------
                                                                (13,236)     (7,059)     (7,117)

Cash flows from investing activities:
     Proceeds from sale of property and equipment                    13           -           -
     Acquisition of property and equipment                         (282)        (19)       (219)
     Purchase of accounts receivable                             (4,348)          -           -
     Payments received on purchased accounts receivable           4,816           -           -
     Investment in partnership                                        -         (93)          -
     Acquisitions, net of cash acquired                               -        (834)          -
                                                               --------    --------    --------
                                                                    199        (946)       (219)

Cash flows from financing activities:
     Issuance of stock for cash                                       -           2       2,246
     Purchase of stock for cash                                       -         (41)          -
     Proceeds from notes payable - related party                 13,876       8,413       5,684
     Proceeds from long term debt                                    21           -           -
     Payments on notes payable                                        -           -      (1,092)
     Payments on long-term debt and obligations under
       capital leases                                              (175)       (369)       (237)
     Exercise of warrants and options                                 -           -          24
                                                               --------    --------    --------
                                                                 13,722       8,005       6,625
                                                               --------    --------    --------

Net increase (decrease) in cash                                     685           -        (711)

Cash - beginning of year                                              -           -         711
                                                               --------    --------    --------
Cash - end of year                                             $    685    $      -    $      -
                                                               ========    ========    ========

                           RX MEDICAL SERVICES CORP.
               Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)

                                                                    Years ended December 31,
                                                                  --------------------------
                                                                  1996     1995         1994
                                                                  -----   -------    -------
The  following is supplementary information relating to the
  consolidated statement of cash flows:

Noncash investing and financing activities:
  Cancellation of stock subscription receivable                   $  -    $     -    ($2,000)
  Stock issued for note receivable                                $  -    $     -    $     -
  Stock and options issued to retire liabilities                  $  -    $     -    $   873
  Equity to debt swap                                             $  -    $     -    $   350
  Stock issued to retire debt                                     $  -    $     -    $ 2,043
  Preferred stock issued for obligations                          $  -    $     -    $     0
  Equipment purchased under capital lease                         $287    $     -    $   348
                                                                  ==========================
Details of businesses acquired:
  Fair value of assets acquired                                   $  -    $ 2,764    $     -
  Liabilities assumed                                             $  -    ($1,872)   $     -
  Common stock issued                                             $  -    $     -    $     -
  Minority interest                                               $  -    $     -    $     -
                                                                  ====    =======    =======

Cash paid                                                         $  -    $ 1,000    $     -
Less cash acquired                                                $  -    $   166    $     -
                                                                  ====    =======    =======

Net cash paid                                                     $  -    $   834    $     -
                                                                  ====    =======    =======





For the years ended December 31, 1996, 1995 and 1994, interest paid, including interest on the capitalized leases was $4,359, $3,471, and $1,956, respectively. No income taxes were paid during these periods.



The accompanying notes are an integral part of these financial statements.

                            RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies

a. Principles of consolidation

The consolidated financial statements of Rx Medical Services Corp. ("RXM") include the accounts of Rx Medical Services Corp. and its subsidiaries (the "Company"). The subsidiaries are three wholly-owned operating companies, Consolidated Health Corporation of Mississippi, Inc., Rx Medical Management, Inc., and Rx Medical Imaging Corp. All significant intercompany transactions have been eliminated.

Rx Medical Imaging Corp. is a minority partner in a related business. The Company reports this investment, as well as its share of earnings or losses, by application of the equity method.

b. Basis of presentation

For all years presented, the medical services business segment has been reflected as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 which provides for the reporting of operating results of discontinued operations separately from the continuing operations (see Note 3).

The Company has experienced significant losses in each of the past three years, reflects a working capital deficit of $34.7 million at December 31, 1996, is in default with respect to certain indebtedness and there are uncertainties regarding the Company's compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment (see Note 10b). However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is also dependent on the settlement of various lawsuits and the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. (the "Financing Source") or an alternative source (see Note 8), without which funding the Company's ability to continue as a going concern would be adversely impacted.

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


c. Revenues

Revenue from hospitals and medical clinics is recognized upon completion of patient services and is recorded net of contractual allowances and amounts estimated to be received under reimbursement arrangements with certain third party payers. Approximately 48% and 34% of the Company's revenues for the years ended 1996 and 1995 respectively, were reimbursements provided by Medicare and Medicaid.

Contractual allowances represent the difference between the Company's basic fee schedule and the known amount of available reimbursement from third party payers, such as Medicare, Medicaid and certain clients. Contractual allowances are deducted directly from gross revenues and accounts receivable at the time the service is performed and recorded in the Company's financial statements at the net amount to be received. These revenues are subject to audit and retroactive adjustment by the respective third party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any, would not be material to the financial statements of the Company. An allowance for doubtful accounts is established based on management's estimates of the net amounts to be collected from other third party payors and individuals considering past collection history and the current status of such related

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


receivable. Accordingly, the allowance for doubtful accounts does not contain any amounts relative to contractual allowances.

d. Property and equipment

Depreciation on the building is computed on the straight-line method over 20 years. Depreciation on equipment, furniture, fixtures and improvements is computed principally on the straight-line method over the estimated useful lives of these assets, which range from three to seven years.

e. Net loss per share

Net loss per share of common stock has been determined on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The exercise of outstanding options, computed under the treasury stock method based upon average stock prices during the year, has been included in the computation when dilutive. The computation of fully diluted loss per share resulted in no material dilution. For the years ended December 31, 1996, 1995, and 1994, the weighted average common shares outstanding were 8,644,000, 8,557,000 and 6,280,000, respectively.

f. Concentration of credit risk

In connection with the Company's hospital and clinic operations, the Company extends credit to individuals, government agencies and third party payors.

The Company does not have director and officer liability insurance. The Company has agreed to indemnify all of its directors and officers from any potential liability they may have as a result of their actions in fulfilling their responsibilities as directors and officers.

g. Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. In assessing the continuing value of the recorded goodwill, the Company determines its undiscounted cash flows over the remaining life of the goodwill and compares this to the recorded value of certain identifiable assets including goodwill net of related liabilities. Any excess in the carrying value over the expected cash flows, discounted at the Company's borrowing rate, is charged to operations.

At December 31, 1995 the Company determined that the net carrying amount of its hospitals and medical clinics business segment was in excess of its fair value. Excesses amounted to $0.1 million and this permanent impairment was recorded as an expense in the consolidated financial statements and was equal to 100% of remaining goodwill.

h. Stock Options

Options granted under the Company's Stock Option Plans are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. In November 1995, the Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation," which will require additional proforma disclosures for companies that will continue to account for employee stock options under the intrinsic value method specified in APB 25. The Company plans to continue to apply APB 25 and the only effect of this statement in 1996 is the new disclosure requirement.

i. Accounting for Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable.

                            RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


At December 31, 1996 the Company determined that the net carrying amount of assets held for sale at one of its medical clinics was in excess of fair market value. The Company has been offered $0.75 million for the sale of these assets and, accordingly has reduced the carrying amount by $0.1 million. This impairment was recorded as an expense in the consolidated financial statements.

j. Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

k. Fair Value of Financial Instruments

The financial statements include various estimated fair value information as at December 31, 1996, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Accounts Receivable and Payable: The carrying amounts approximate fair value because of the short maturity of those instruments.

Debt: The carrying value approximates fair value because of the maturity of those instruments.

2. Business Combinations

In July 1995, the Company acquired, through a merger transaction, a hospital company with operations in Tennessee and Mississippi, for 1.09 million shares of RXM Series F Preferred Stock, an agreement to issue 330,000 shares of the Company's Common Stock and $1.0 million in cash. This business combination was accounted for using the purchase method of accounting. In connection with an amendment to the merger agreement, effective May 1, 1996, 400,000 shares of the Series F Preferred Stock were returned to the Company and the agreement to issue the 330,000 shares of Common Stock was canceled.

The consolidated financial statements include the results of operations of this acquisition from August 1, 1995.

The following unaudited proforma information combines the consolidated results of operations of the Company and CHC as if the acquisition had occurred on January 1, 1994 (in thousands, except per share amounts):

                                              DECEMBER 31,
                                           1995          1994
                                           ----          ----
 Net revenues                            $  4,802      $  1,371
 Net loss                                $(20,359)     $(12,669)
 Net loss per common share               $  (2.38)     $  (2.02)


The proforma results do not necessarily represent results which would have occurred if the acquisition had taken place at the beginning of the period, nor are they indicative of the results of future consolidated operations.

                            RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


3. Discontinued Operations

In April 1996, due to continuing losses from the Company's medical diagnostic services business and intense pressure from creditors, Manatee Medical Laboratories, Inc. ("Manatee"), a wholly-owned subsidiary of the Company which operated the medical services business segment filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code. This resulted in the closing of the Company's remaining medical diagnostic facilities.

At December 31, 1995, assets and liabilities and for the years ended December 31, 1995 and 1994 the results from operations of the discontinued operations, are reflected below (in thousands):

-----------------------------------------------------------------------------------------
                                                                   1995           1994
-----------------------------------------------------------------------------------------
Results from operations:
Revenues                                                        $ 11,496       $ 18,517
Costs and expenses                                               (19,642)       (27,910)
Estimated loss until disposition and current estimated
   excess of cost over fair value                                 (7,037)           (--)
                                                                -----------------------
Loss from discontinued operations                               $(15,183)      $ (9,393)
                                                                =======================

Accounts receivable - net                                          1,039             --
Property and equipment - net                                         514             --
Other assets                                                         265             --
Intangibles - net                                                  9,196             --
Accounts payable and accrued expenses                             (3,871)            --
Notes payable                                                          0             --
Long term debt                                                    (1,131)            --
Other liabilities                                                   (288)            --
Reserve for future costs                                          (7,037)            --

                                                                -----------------------
Net liabilities of discontinued operations                      $ (1,313)            --
-----------------------------------------------------------------======================


4. Notes Payable - Related Party

At December 31, 1996 and 1995, notes payable included amounts due to the Financing Source, through which the Company has obtained financing collateralized by certain accounts receivable.

The agreements with the Financing Source provide that the Company will periodically sell certain eligible accounts receivable to the Financing Source. However, the terms of the agreements specify certain items of limited recourse, including the ability to resell receivables which have aged beyond 150 days back to the Company. While the Company believes that legally a sale of its receivables has occurred, due to the existence of the terms of limited recourse, this transaction does not qualify for treatment as a sale for accounting purposes and, accordingly, such activity has been recorded as notes payable at December 31, 1996 and 1995. Effective January 1, 1997, the Company will be required to account for this transaction in accordance with Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, on a prospective basis, the effects of which have not yet been determined. Under FASB No. 125, the sale of accounts receivable would be recognized when control has been transferred. In those instances, the Company would be required to recognize and record the appropriate recourse obligation.

                            RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


The notes payable due to the Financing Source at December 31, 1996 and 1995 consisted of the following (in thousands):

                                                                                           1996            1995
                                                                                         ------------------------
Note payable, interest at 14%, matures April 1997, collateralized by accounts
   receivable [subject to a sale and subservicing agreement]                             $ 19,549        $ 15,577

Note payable, interest at 14%, matures May 1997, collateralized by accounts
   receivable [subject to a sale and subservicing agreement]                                  525              --

Note payable, interest at 14%, matures July 1999, collateralized by accounts
   receivable [subject to a sale and subservicing agreement]                               11,892           2,313

Note payable, interest at 20%, matured January 1996, collateralized by 286,287 shares of Series D Preferred Stock (in default, paid in full on December 31,
   1996)                                                                                       --             200

Unsecured note payable, interest at 12%, due on demand                                         56              56
                                                                                         ------------------------
                                                                                         $ 32,022        $ 18,146
                                                                                         ========================

5. Long-Term Debt

Long-term debt at December 31, 1996 and 1995 consisted of the following (in thousands):

                                                                                               1996          1995
                                                                                             ----------------------
Unsecured promissory note payable to a trust (related party), interest at 9%,
   principal and interest payable due quarterly through April 1997 (in default)              $  3,062      $  3,062

Note payable to individuals, interest at prime plus 2%, payable in twenty equal quarterly installments of principal and interest, commencing September 1994
   through June 1999, collateralized by property and the assets of a medical clinic               324           383

Mortgage note payable to bank, interest at prime plus 1 1/2%, payable in monthly installments of principal and interest through December 2000,
   collateralized by property, equipment and accounts receivable                                  219           248

Note payable to the Small Business Administration, interest at 8.95%, payable in monthly installments of principal and interest of $2,826 through March
   2011, collateralized by property, equipment and accounts receivable                            262           266

Unsecured non-interest bearing note payable, payable in monthly installments of
   $2,000, through July 1996                                                                       16            38

Note payable to bank, interest at 8.5%, matured May 1995, collateralized by equipment
   (in default)                                                                                    --             3

Note payable to bank, interest at 9%, due March 1996, collateralized by equipment and
   vehicles (in default, paid in full in January 1996)                                             --            23
                                                                                             ----------------------

                                                                                                3,883         4,023

Less: Scheduled current maturities                                                               (229)         (202)
      Non-current maturities reclassified to current                                           (3,062)       (3,085)
                                                                                             ----------------------
                                                                                             $    592           736
                                                                                             ======================

                            RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


Scheduled principal maturities for each of the five years subsequent to December 31, 1996, and thereafter are estimated as follows: 1997 - $3,291,000; 1998 - $174,000; 1999 - $129,000; 2000 - $75,000; 2001 - $13,000; thereafter $201,000.

6. Shareholders' Equity

a. Preferred stock

At December 31, 1996 the Company has authorized and issued three series of preferred stock as follows:

Series C Preferred Stock, par value of $.001, with voting rights equivalent to the Company's Common Stock. This preferred stock is convertible into shares of the Company's Common Stock quarterly, using a conversion value of $5.05 per share, with the quarterly conversion being limited to 1% of the Company's issued and outstanding shares of common stock at the end of each quarter. On December 31, 1999, any remaining unconverted shares will automatically be converted into the Company's Common Stock. This series of preferred stock does not pay dividends. The Company has reserved sufficient shares of authorized and unissued Common Stock to effect the conversion of Series C Preferred Stock. At December 31, 1996, 422,488 issued and outstanding shares of Series C Preferred Stock remain unconverted.

Series D Preferred Stock, par value of $.001, with voting rights equivalent to the Company's Common Stock. This preferred stock is convertible into shares of the Company's Common Stock monthly, using a conversion value of $15.00 per share, with the monthly conversion being limited to 25,000 shares of the Company's Common Stock. On December 31, 1996, any remaining unconverted shares will automatically be converted into the Company's Common Stock. This series of preferred stock does not pay dividends. The Company has reserved sufficient shares of authorized and unissued common stock to effect the conversion of Series D Preferred Stock. At December 31, 1996, 286,287 issued and outstanding shares of Series D Preferred Stock remain unconverted.

Series F Preferred Stock, par value of $5.00, with voting rights equivalent to the Company's Common Stock. This preferred stock is convertible into shares of the Company's common stock quarterly, using a conversion value of $5.00 per share, without limitation. On April 1, 1998, any remaining unconverted shares may be converted into the Company's common stock. This series of preferred stock pays annual dividends of $.40 in arrears. The Company has reserved sufficient shares of authorized and unissued common stock to effect the conversion of Series F Preferred Stock. At December 31, 1996, 600,270 issued and outstanding shares of Series F Preferred Stock remain unconverted.

b. Settlement of Litigation

On August 3, 1994 a judgment was entered in Broward County, Florida against the Company in the amount of $666,920, plus post-judgment interest. On January 11, 1995, the Company lost its appeal of this judgment. This lawsuit is a direct outgrowth of a judgment obtained against the Company in England by Hickstead, Ltd. which alleged that the amount claimed represented damages resulting from a breach by the Company to pay Hickstead on a contract to perform services. The action resulted from an investment made by the Company in pursuit of financing that never materialized. In September 1996, the Company settled this action. In payment of $108,000 to Hickstead, the Company received a satisfaction of the judgment. As additional consideration for this settlement, the Company, in payment of $117,000, repurchased 50,000 shares of RXM Common Stock that had been delivered to Hickstead as security for the Company's performance of the underlying agreement.

                            RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


On October 17, 1994, an action was commenced against the Company by a manufacturer claiming breach of contract and rescission and seeking $1.1 million in damages. The suit related to leased equipment (a CAT scanner) used in the Company's discontinued medical services business segment. The Company has a remaining liability of $655,000 recorded in the accompanying consolidated financial statements as of December 31, 1995, related to the obligation under this capital lease. In September 1996, the Company settled this action by paying the sum of $105,000 in return for a satisfaction of the $655,000 judgment.

During 1996, the Company settled additional outstanding litigation with eight creditors by paying the aggregate sum of $393,600, including monies for the repurchase of an additional 539,450 shares of RXM Common Stock. These settlements relate to $617,215 of current liabilities recorded in the accompanying consolidated financial statements as of December 31, 1995

c. Registration rights

Pursuant to several separate agreements, the Company is obligated on a best efforts basis to register shares of issued, but restricted, Common Stock, Common Stock issuable upon exercise of stock warrants, and Common Stock issuable upon conversion of preferred stock. Certain of the agreements provide the holders of the common stock with piggyback registration rights, and certain of the agreements provide for demand registration rights. In either case, the Company is obligated to pay all of the expenses associated with such registration statements.

d. Stock issuances

Effective November 1, 1996, 1.250 million shares of Series E Preferred Stock, representing all of the issued and outstanding shares of that class of Preferred Stock, were converted into 625,000 shares of the Company's Common Stock at the prescribed rate of one-half share of Common Stock for each share of Series E Preferred Stock.

During 1995, the Company issued 1.09 million shares of Series F Preferred Stock pursuant to an agreement to acquire a hospital company with operations in Tennessee and Mississippi.

During 1995, the Company reacquired and retired 49,019 shares of the Company's Common Stock for approximately $41,000.

e. Warrants

The Company issued warrants in conjunction with private placements of debt and the Company's Common Stock and as consideration for other expenses. Certain of these warrants were re-priced based on the market price of the Company's Common Stock at the time they were re-priced. The following table summarizes the warrant transactions for the years ended December 31, 1994, 1995, and 1996:

                                           Shares       Grant Date     Exercise Price
                                        ---------------------------------------------
Outstanding at January 1, 1994           1,321,008
      Granted                               62,500         4/94            $ 2.63
      Exercised                         (1,071,080)    9/92 & 11/93    $ .01 - $  .20
      Canceled                            (193,738)    8/92 & 11/93    $ .20 - $21.45
                                        ----------
Outstanding at December 31, 1994           118,690
      Canceled                             (18,690)        8/93            $13.80
                                        ----------
Outstanding at December 31, 1995           100,000
      Canceled                             (37,500)       11/93            $ 8.00
                                        ----------
Outstanding at December 31, 1996            62,500
                                        ==========

                            RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


The outstanding warrants as of December 31, 1996 expire at various dates ranging from August 1997 through December 1999.

f. Stock options

The Company's 1992 Long-Term Incentive Stock Option Plan provides for granting of options of not more than 1,000,000 shares of common stock. Options granted under the plans are exercisable in one-third installments annually from the date of grant and have a term of four to ten years.

The Company has also granted stock options which are classified as non-qualified, and which are not included in the 1992 Employees' Incentive Stock Option Plan. Prior to December 31, 1995, the Company accounted for such options under APB Opinion 25 and related Interpretations. Commencing January 1, 1996, the Company accounts for non-qualified options issued to non-employees, under SFAS 123, Accounting for Stock Based Compensation.

The exercise price of all options granted by the Company equals the market price at the date of grant. No compensation expense has been recognized.

Had compensation cost for the Employees' Incentive Stock Option Plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below. Disclosure of such amounts is not required for the fiscal year ended December 31, 1994 and accordingly is not presented below.

                                                              1996            1995
                                                           ---------       ---------
                  Net loss
                          As reported                      $ (7,669)       $(20,421)
                          Pro forma                        $ (7,669)       $(20,537)

                  Primary loss per share
                          As reported                       $ (0.89)       $  (2.39)
                          Pro forma                         $ (0.89)       $  (2.40)

The above pro forma disclosures may not be representative of the effects on reported net income for future years as options vest over several years and the Company may continue to grant options to employees.

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1995: dividend yield of 0.0 percent; expected volatility of
90.38 percent: risk-free interest rates of 7.86 percent; and expected holding period of 5 years. There were no options granted in 1996; therefore no proforma adjustments were required.

A summary of the status of the Company's fixed stock options as of December 31, 1996 and 1995, and changes during the years ending on those dates is as follows:

                            RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements

                                                 1996                              1995
                                      --------------------------       --------------------------
                                                    Weighted -                       Weighted -
                                                      Average                          Average
                                       Shares     Exercise Price        Shares     Exercise Price
                                      --------    --------------       ---------   --------------
Outstanding at beginning
  of year                              967,228        $ 2.62           1,047,990       $ 2.58
Granted                                     --            --              80,750         1.96
Exercised                                   --            --                (100)         .04
Expired                                (32,360)         7.81                  --           --
Forfeited                                   --            --            (161,412)        2.03
                                      --------                         ---------

Outstanding at end of year             934,868          2.79             967,228         2.62
                                      ========                         =========

Options exercisable at end
  of year                              934,868                           967,228
Weighted-average fair
  value of options granted
  during the year                     $   -                             $   1.44

The following information applies to options outstanding at December 31, 1996:

                                          Options Outstanding                        Options Exercisable
                           ---------------------------------------------------    -------------------------
                                          Weighted - Average      Weighted -                  Weighted -
      Range of                                Remaining            Average                      Average
  Exercise Prices           Shares         Contractual Life     Exercise Price     Shares    Exercise Price
-------------------        -------        ------------------    --------------    -------    --------------
  $   .0 - $  .01           55,641               1.64                  .01         55,641           .01
       $ .04                 6,100               2.25                  .04          6,100           .04
  $.0875 - $ 1.00          175,000               2.59                  .93        175,000           .93
  $1.938 - $2.625          621,432               3.07                 2.54        621,432          2.54
       $4.00                24,875               2.20                 4.00         24,875          4.00
  $ 8.00 - $11.00           51,820               2.44                 8.54         51,820          8.54
                           -------                                                -------
                           934,868                                                934,868
                           =======                                                =======

7. Income Taxes

Income tax expense differs from the amounts computed by applying the statutory federal tax rate to income before income taxes. The difference is reconciled as follows (in thousands):

--------------------------------------------------------------------------------------------------------------
                                                                                1996        1995         1994
--------------------------------------------------------------------------------------------------------------
Tax (benefit) expense computed at federal statutory rate                     $ (2,608)   $ (6,943)    $ (4,387)


Financial statement losses that are not deductible for income tax purposes         33         286        1,018

Financial statement losses and tax credits with  no tax benefit as a
  result of net operating loss carryforwards                                    2,575       6,657        3,369
                                                                            ----------------------------------
                                                                             $     --    $     --     $     --
--------------------------------------------------------------------------------------------------------------

                            RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


At December 31, 1996, the Company has a federal net operating loss carryforward of approximately $52.7 million. In addition, the Company has various state net operating loss carryforwards.

As a result of certain cumulative changes in the Company's stock ownership over the last few years, the use of the Company's federal net operating loss carryforward may be substantially limited. The tax net operating loss carryforward begins to expire in 2005.

Differences between pre-tax income for financial reporting purposes and taxable income for income tax purposes relate primarily to allowances for doubtful accounts, goodwill amortization, valuation reserves, accrued compensation and financial statement expenses recorded for certain stock option transactions.

Deferred tax assets and liabilities at December 31, 1996, and 1995, arose from the following items (in thousands):

   ----------------------------------------------------------------------------------
                                                                   1996         1995
   ----------------------------------------------------------------------------------
   Deferred tax assets:
   Allowance for doubtful accounts receivable                    $ 2,590      $ 1,484
   Allowance for doubtful notes receivable                            40          215
   Accrued compensation                                              132          177
   Loss reserve from discontinued operations                          38        1,760
   Outstanding stock options issued for services                     172          303
   Net operating loss carryforward                                20,028       16,340
   Reserve for impairment on assets held for sale                     20           --
                                                                 --------------------
                                                                  23,020       20,279

   Deferred tax liabilities:
   Goodwill amortization                                              --            7
                                                                 --------------------
                                                                  23,020       20,272
   Valuation allowance                                            23,020       20,272
                                                                 --------------------
   Net deferred amount                                           $    --      $    --
   ----------------------------------------------------------------------------------

No provision for income taxes has been provided on the gains (losses) from discontinued operations (Note 3) since existing net operating loss carryforwards from continuing operations may be substantially limited.

8. Related Party Transactions

The Financing Source is being categorized as a related party due to the Financing Source's stock ownership in the Company. As of December 31, 1996, the Company is indebted to NCFE in the amount of $32.0 million. NCFE and a related affiliate own 2.1 million shares of RXM Common Stock and 0.3 million shares of the Company's Series D Preferred Stock.

At December 31, 1996 and 1995, the Company is indebted to a related party in the amount of $3.1 million. This related party is Morris Behar, a director of the Company. A consulting agreement was also implemented effective January 1, 1994, with this director, which called for annual consideration of $200,000 and was to extend through December 31, 1996. This agreement was terminated in April 1996 as a result of the Manatee bankruptcy (see Note 10c).

                            RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


9. Extraordinary Items

During 1996, the Company recorded a gain on the settlement of $2.2 million of outstanding liabilities with ten creditors by paying the aggregate sum of $0.7 million.

During February and March 1996, the Company purchased accounts receivable from the Financing Source at a discounted cost of $4.3 million. During the year, collections of these receivables resulted in a gain.

These items have been accounted for as extraordinary items in accordance with APB 30, which provides for the reporting of such material, non-recurring events separately from the continuing operations.

10. Commitments and Contingencies

a. Leases

The Company leases its operating and other facilities, as well as certain equipment, under noncancelable leases with initial lease terms of one to ten years; also, the Company leases one of its facilities from an affiliate of the Financing Source, a related party, with an initial lease term of twenty years. Certain of the facilities leases provide for optional renewal periods. Scheduled future minimum commitments under operating leases with remaining terms in excess of one year at December 31, 1996 are as follows (in thousands):

---------------------------------------------------------------------------
                                                   All        Related-Party
         Years ending December 31,               Leases          Leases
---------------------------------------------------------------------------
                   1997                         $  1,617        $  1,146
                   1998                            1,502           1,146
                   1999                            1,401           1,146
                   2000                            1,353           1,145
                   2001                            1,233           1,145
                Thereafter                        16,371          16,324
                                                --------        --------
                                                $ 23,477        $ 22,052
                                                ========        ========

Rent expense was $1,646,000, $167,000, and $158,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


b. Government regulation

The Company's operations are subject to extensive government regulation. Industry compliance with such regulations is under constant scrutiny by regulatory authorities and legislative bodies and regulations are subject to change at any time. Certain proposed changes in regulations, if enacted, could have an adverse effect on the Company's operations and such effects could be material.

Federal and certain state regulations restrict the nature and types of financial relationships that medical service providers receiving reimbursement under the Medicare and Medicaid program may have with referring physicians (the self-referral regulations). A financial relationship is defined by the federal regulations as an ownership or investment interest through equity or debt or certain compensation arrangements. The Company believes that

                            RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


there may have been violations of certain applicable statutes and regulations with respect to the operation of certain of its clinical laboratories in Florida.

The Omnibus Budget Reconciliation Act of 1989, often referred to as the "Stark Act", included restrictions on physician financial relationships with laboratories to which they refer patients but provided an exemption for publicly traded entities that have total assets in excess of $100 million. The Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993") expanded these restrictions to apply beyond physician financial relationships with laboratories to physician relationships with entities that provide "Designated Health Services" (including clinical laboratory services, radiology and other diagnostic services). However, the Act deleted the previous exemption and substituted a requirement that the entity have $75 million in stockholders' equity at the end of its most recent fiscal year or on average during its prior three fiscal years. The OBRA 1993 amendments became effective on January 1, 1995.

For the period prior to January 1, 1995, should it be determined that the Company did not comply with the federal regulations the Company may be subjected to refunding a portion of Medicare and Medicaid revenues collected, in addition to paying substantial penalties. As of January 1, 1995, the Company did not meet the OBRA 1993 amendments to the Stark Act requiring $75 million in stockholders' equity. Physician/shareholder referrals since January 1, 1995 could cause penalties to be imposed of up to $15,000 for each item or service claimed, plus twice the amount billed.

In April 1992, the Florida Legislature enacted the Patient Self-Referral Act of 1992 (the "Florida Act") which prohibits referrals for certain designated health services (including clinical laboratory testing and diagnostic imaging) by a physician to a facility in which such physician has an investment. The effective date of this prohibition was October 1, 1994 for investment interests acquired prior to May 1, 1992; otherwise, the effective date of the Florida Act was July 1, 1992. The Company's financial relationships with referring physicians in respect of its clinical laboratories in Florida since October 1, 1994 and its imaging center in Fort. Lauderdale, Florida since July 1993 did not comply with the Act and may require the Company to refund substantial revenues.

In October 1993, the California legislature enacted legislation relating to health care referrals which has a public company exception similar in scope to the Stark Act as it existed prior to the OBRA 1993 amendments. The major difference with the California self-referral legislation, effective January 1, 1995, is that it applies to both clinical laboratory and diagnostic imaging services subsequent to January 1, 1995. The Company could be assessed substantial fines and penalties. Legislatures in other states are considering or have considered similar legislation which, if enacted, may have an adverse impact on the Company to the extent that the Company acquires facilities in those states.

The Company's inability to meet the OBRA 1993 amendment to the Stark Act requiring $75 million in stockholders' equity, and provisions of the Florida Act and the California self-referral legislation, could result in the imposition of penalties and the return of revenues collected for certain services provided, which may aggregate up to approximately $50.0 million. The Company believes, however, that due to the filing of the Chapter 7 bankruptcy petition for Manatee, the likelihood of such enforcement actions occurring is remote.

As of April 1996, the Company no longer operates clinical laboratories and imaging centers, thereby eliminating additional potential fines, penalties and refunds that could be imposed under the Stark Act (as amended) and the State Acts.

The Company may be liable for certain delinquency penalties associated with untimely payment of reoccurring assessments at its Florida medical diagnostic operations. The Company believes that in the event that such penalties are levied, they will not have a material financial impact on the Company.

                            RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


c. Legal proceedings

On July 22, 1994, two individuals who hold an aggregate of 1,125 shares of the Company's common stock filed a stockholders' lawsuit against the Company and the Company's Chief Executive Officer (who is also a director of the Company). The two plaintiffs in this action seek to represent a class composed of all persons who purchased or otherwise acquired shares of the Company's common stock in the period from June 3, 1992 through April 22, 1994. The complaint alleges the dissemination of materially false and misleading statements in connection with certain press releases and filings by the Company with the Securities and Exchange Commission between 1991 and 1994 causing an artificial inflation of the market price of the Company's common stock. The Company has retained securities litigation counsel to represent it and its Chief Executive Officer in this matter. The Company and the Chief Executive Officer have filed an answer denying the allegations contained in the Complaint and raising several affirmative defenses. In February 1996, the parties entered into a stipulation in which settlement of the class action lawsuit was reached. Pursuant to the terms of the settlement, the Company will pay to the class $150,000 in cash, $40,000 of which is allocated to administrative costs, and issue 1.9 million warrants to purchase an equal number of shares of the Company's Common Stock at an exercise price of $1.30 per warrant and with an exercise period of not less than two years beginning August 11, 1996. If, prior to final approval of the settlement by the Court in the form of execution of an Order and Final Judgment, the Company's Common Stock rises above $2.00 per share and remains above $2.00 per share through the date the Court signs the Order and Final Judgment, the exercise price of the warrants will be $1.75. The documents formalizing the settlement have been signed by the parties and presented to the Court for its approval.

The Company has received from the U.S. Securities and Exchange Commission (the "Commission") a Formal Order Directing Private Investigation and Designating Officers To Take Testimony In The Matter of Rx Medical Services Corp., dated March 8, 1995. The Company has been advised by the Commission that the investigation is confidential and should not be construed as an indication by the Commission or its staff that any violation of law has occurred.

On July 21, 1995, an action was commenced against the Company and three of its directors in the United States District Court, Eastern District of California. The complaint alleges fraud and misrepresentation and breach of a written employment agreement and seeks damages, declaratory relief and injunctive relief. The suit relates to an acquisition by the Company, through a merger transaction in October 1992 and a subsequent employment agreement. Due to the filing of the Chapter 7 petition in bankruptcy by Manatee, most of the claims made by the plaintiffs can no longer be prosecuted. The only cause of action remaining to be litigated is one in fraud and rescission against the Company as a result of the merger. The Company intends to vigorously defend this action and has filed an answer denying liability as claimed by the plaintiffs.

In February 1996, an action was commenced against the Company and Manatee by a trust (related party). The complaint filed in this action alleges a default under a promissory note and seeks damages in the amount of $3,060,000. The maker of the note was Manatee. In addition, the complaint seeks to foreclose a security interest in certain assets of Manatee that had been pledged to the trust by Manatee. The plaintiff recently submitted an amended complaint in this action and the Company has filed an answer containing a number of defenses to the claims asserted in the amended complaint, as well as a third party complaint against the former trustee of the trust alleging fraud and breach of fiduciary duty.

On April 4, 1996, Manatee filed a voluntary petition under Section 301 of Chapter 7 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et. seq. in the Bankruptcy Court for the Southern District of Florida. On April 10, 1996, John P. Barbee of Fort Lauderdale, Florida was appointed trustee of the bankrupt estate. The bankruptcy proceeding is pending.

                            RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


11. Subsequent Events

Effective October 1, 1996, CHC agreed to a lease arrangement for its medical clinic in Forest, Mississippi, pursuant to which CHC transferred operational control of the clinic to a Meridien, Mississippi medical services company for a monthly lease fee. The term of the lease was for one year, with the lessee having the option during the year to purchase the clinic from CHC at a price of $750,000. The lessee has exercised its right under the lease agreement to purchase the clinic and closing of this sale occurred on July 21, 1997.

Effective January 1, 1997, a subsidiary of CHC acquired the operating assets of a hospital in Pittsburgh, Pennsylvania. The purchase price was $1,542,000, as follows: $1,166,000 cash, $250,000 debt in the form of a purchase money second mortgage taken by the seller, and $126,000 assumption of liabilities. The cash portion of the purchase price was funded by an affiliate of the Financing Source through a $500,000 cash advance on an accounts receivable credit facility designed for the hospital and the issuance by the purchaser of two promissory notes totaling $635,000 secured by a first mortgage on the acquired assets.

On April 8, 1997, the Company commenced an action against Biologic Health Resources (Florida) LLC ("BHR LLC") and five individuals, in the Circuit Court for Dade County, Florida, under the title Biologic Health Care - Florida, Inc.
v. Biologic Health Resources (Florida) LLC, et. al. (Case No. 97-07747 CA 25). The complaint alleges that the principals of BHR conspired to violate the BHC agreements by entering into direct competition with the BHC-FL operation, and seeks injunctive relief and damages against two former BHC employees for violations of restrictive covenants contained in their employment agreements, and damages against BHR LLC and its principals for tortious interference with the business of BHC-FL. A motion by the Company for a temporary injunction against one of the former BHC-FL employees was recently granted. The action is presently in discovery and no trial date has been set.

On June 10, 1997, the Company commenced an action against BHR in the Superior Court of California, County of Santa Clara, under the title Rx Medical Imaging Corp v. Biologic Health Resources, et. al. (Case No. CV-766768). The complaint alleges that the defendants violated the partnership agreement of BHC in a number of respects, including misappropriation of partnership assets and diverting partnership customers, and seeks a dissolution of BHC, an accounting of BHC's affairs, and damages. On August 7, 1997, the defendants filed a cross-complaint in the pending action against the Company, RxMIC, the Financing Source, the Company's president and general counsel, and Bay Cities Pharmaceutical Services and its two principals, seeking a dissolution of the partnership and an accounting, and damages for breach of contract, breach of fiduciary duty, fraud, recission, conversion, constructive trust, and conspiracy to defraud. The Company asserts that the allegations contained in the cross-complaint are totally without merit, and on behalf of itself and its two employees the Company intends to vigorously defend against such allegations and pursue the causes of action contained in the complaint. Since discovery has not yet commenced, it is too early to anticipate a trial date in this action.

                            RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


12. Segment Information

The Company operates in two business segments: the operation and management of hospitals and medical clinics, and the distribution of pharmaceutical products. During 1995, the Company discontinued its medical diagnostic services business segment which has been reported as net liabilities of discontinued operations in the consolidated financial statements. The following presents information on the two business segments (in thousands):

   ------------------------------------------------------------------------------------------------------------------
                                                          Hospitals
                                           Year ended    and Medical   Pharmaceutical
                                           December 31     Clinics         Products       Corporate          Total
   ------------------------------------------------------------------------------------------------------------------
   Revenues                                    1996       $ 16,926          $   54         $     --         $ 16,980
                                               1995       $  1,844          $   --         $     --         $  1,844
                                               1994       $     --          $   --         $     --         $     --
                                           --------------------------------------------------------------------------
   Operating profit (loss)                     1996       $ (3,429)         $ (201)        $ (1,553)        $ (5,183)
                                               1995       $   (821)         $   --         $ (2,606)        $ (3,427)
                                               1994             --          $   --         $ (2,865)        $ (2,865)
                                           --------------------------------------------------------------------------
   Capital expenditures                        1996       $    547          $   --         $     22         $    569
                                               1995       $     19          $   --         $     --         $     19
                                               1994             --          $   --         $    219         $    219
                                           --------------------------------------------------------------------------
   Depreciation and amortization expense       1996       $    131          $   --         $     29         $    160
                                               1995       $     30          $   --         $     43         $     73
                                               1994             --          $   --         $     37         $     37
                                           --------------------------------------------------------------------------
   Identifiable assets at year end             1996       $  6,032          $   56         $    302         $  6,390
                                               1995       $  2,296          $  124         $    127         $  2,547
                                               1994       $     --          $   --         $  9,379 (a)     $  9,379
   -----------------------------------------------------------------------------------------------------------------

         (a) Includes net assets of discontinued operations of $9,143.

13. Fourth Quarter Adjustments

In the fourth quarters of 1996, 1995 and 1994, the Company recorded significant adjustments which effected the net losses for the years. Following is a summary of such adjustments (unaudited, in thousands):

--------------------------------------------------------------------------------------------------------
                                                              1996              1995              1994
--------------------------------------------------------------------------------------------------------
Related party interest expense adjustments                  $ (575)           $    --           $    --
Gain on purchase of accounts receivable                        579                 --                --
Loss on settlement of liabilities                               --              ( 856)               --
Reserve for discontinued operations                             --             (1,313)               --
Asset valuation adjustments                                   (847)            (6,482)           (4,610)
                                                            --------------------------------------------
                                                            $ (843)           $(8,651)          $(4,610)
------------------------------------------------------------============================================

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                 ON SCHEDULE II

Board of Directors
Rx Medical Services Corp.

In connection with our audit of the consolidated financial statements of Rx Medical Services Corp. referred to in our report dated June 27, 1997, which is included in the Company's Annual Report on Form 10-K, we have also audited
Schedule II for the years ended December 31, 1996, 1995 and 1994. In our opinion, the schedule and exhibit present fairly, in all material respects, the information required to be set forth therein. Our report on the financial statements referred to above includes an explanatory paragraph which discusses uncertainties and other matters concerning the Company's compliance with various federal and state regulations and conditions which raise substantial doubt about the Company's ability to continue as a going concern.

/s/   Grant Thornton LLP

Fort Lauderdale, Florida

                           Rx Medical Services Corp.
                                  Schedule II

                       Valuation and Qualifying Accounts
                             (Dollars in thousands)

                                                                     Additions
                                                      Balance at     charged to                              Balance at
                                                      beginning      costs and                                 end of
                                                      of period      expenses      Deductions  Adjustments     period
                                                      ----------     ---------     ----------  -----------   ----------
Year ended December 31, 1996:
--------------------------------------
  Allowance for doubtful
    accounts receivable                                 $  380         $3,227 (a)      $   0       $   0       $3,607
                                                        ======         ======          =====       =====       ======
Allowance for uncollectible notes
   and other receivables                                $  627         $   89          $  45       $   0       $  671
                                                        ======         ======          =====       =====       ======
Year ended December 31, 1995:
--------------------------------------
  Allowance for doubtful
    accounts receivable                                 $    0         $  380          $   0       $   0       $  380
                                                        ======         ======          =====       =====       ======
Allowance for uncollectible notes
   and other receivables                                $  106         $  521          $   0       $   0       $  627
                                                        ======         ======          =====       =====       ======
Year ended December 31, 1994:
--------------------------------------
  Allowance for doubtful
    accounts receivable                                 $    0         $    0          $   0       $   0       $    0
                                                        ======         ======          =====       =====       ======
Allowance for uncollectible notes
   and other receivables                                $    0         $  106          $   0       $   0       $  106
                                                        ======         ======          =====       =====       ======


(a) includes $1003 charged to gain on purchase of accounts receivable in the Statement of Operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RX MEDICAL SERVICES CORP.

                                    By:/s/ Randolph H. Speer
                                       --------------------------------
                                       Randolph H. Speer
                                       President and Chief Operating Officer

                                    Dated:  August 29, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Michael L. Goldberg   Director, Chairman and            Dated:   August 29, 1997
-----------------------   Chief Executive Officer
Michael L. Goldberg


/s/ Randolph H. Speer     Director, President, Chief        Dated:   August 29, 1997
---------------------     Operating Officer and Principal
Randolph H. Speer         Financial Officer


---------------------     Director                          Dated:
Donald J. Brumlik


---------------------     Director                          Dated:
Don L. Dominick


---------------------     Director                          Dated:
Morris Behar


/s/ Phillip E. Pearce     Director                          Dated:   August 29, 1997
---------------------
Phillip E. Pearce


/s/ Michael J. Pickering  Director                          Dated:   August 29, 1997
------------------------
Michael J. Pickering, M.D.