Form 10-Q
period 1997-03-31
RX MEDICAL SERVICES CORP
filed 1997-10-22
CIK 868825

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission File Number 1-10963


                            RX MEDICAL SERVICES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEVADA                                             87-0436782
-------------------------------                              -------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification No.)

   888 EAST LAS OLAS BOULEVARD, SUITE 210, FORT LAUDERDALE, FLORIDA 33301
   -------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip code)


                                 (954) 462-1711
               --------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No ( X )

The number of shares outstanding of the registrant's common stock, par value $.002 per share, at March 31, 1997, was 9,164,117 shares.

                                    1 of 15

                            RX MEDICAL SERVICES CORP.

                                    FORM 10-Q

                        Three Months Ended March 31, 1997

                                      INDEX

                                                                             PAGE NO.
                                                                             --------
         PART I.  FINANCIAL INFORMATION                                          3

         Item 1.  Financial Statements                                           3

         Item 2.  Management Discussion and Analysis of Financial Condition
                  and Results of Operations                                     10

         PART II. OTHER INFORMATION                                             13

         Item 6.  a)   Exhibits                                                 13
                  b)   Reports on Form 8-K                                      13

         SIGNATURES                                                             14











                                    2 of 15

Part I - Item 1: Consolidated Financial Information


                            Rx MEDICAL SERVICES CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)
                 (Dollars in thousands except per share amounts)



                                                Three Months Ended March 31,
                                                ----------------------------
                                                     1997          1996
                                                ------------  --------------
Revenues:
  Hospitals and medical clinics                 $     5,314       $    1,427
  Pharmaceutical products                               339               --
                                                -----------       ----------
                                                      5,653            1,427
                                                -----------       ----------
Costs and expenses:
  Compensation and benefits                           2,958              991
  Pharmaceutical products                               279               --
  Supplies                                              471              169
  Fees for services                                     694              171
  Bad debts                                             527              201
  Depreciation and amortization                          39               22
  Occupancy                                             164              142
  Occupancy - related party                             241               --
  Equipment rental and maintenance                      133               19
  Equipment leased - related party                       46               --
  Other                                                 694              275
                                                -----------       ----------
                                                      6,246            1,990
                                                -----------       ----------

Operating loss                                         (593)            (563)

Other (income) expenses:
  Interest                                                3               60
  Interest - related party                            1,534              714
  Loss on investment in partnership                      --              124
  Gain on settlement of liabilities                      (2)              --
  Other (income) expense                                (22)             (12)
                                                -----------       ----------
                                                      1,513              886
                                                -----------       ----------

Loss from continuing operations                      (2,106)          (1,449)

Gain from discontinued operations                        27               --
                                                -----------       ----------


 Net Loss                                       $    (2,079)      $   (1,449)
                                                ===========       ==========

Net loss per common share:
  Loss from continuing operations               $     (0.23)      $    (0.17)
  Gain from discontinued operations                      --               --
                                                -----------       ----------

  Net loss per common share                     $     (0.23)      $    (0.17)
                                                ===========       ==========

Weighted average common shares
  outstanding                                         9,164            8,539
                                                ===========       ==========

The accompanying notes are an integral part of these financial statements


                                    3 of 15

                            Rx MEDICAL SERVICES CORP.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                              March 31,    December 31,
                                                                1997          1996
                                                            -----------    ------------
 Assets:                                                    (Unaudited)
   Current Assets:
  Cash                                                        $     636    $      685
  Accounts receivable (less allowance for doubtful accounts
    of $4,096 and $3,607 in 1997 and 1996, respectively)          4,676         4,106
  Inventories                                                       461           301
  Other                                                             166           167
                                                              ---------    ----------

       Total current assets                                       5,939         5,259
                                                              ---------    ----------

Assets held for sale                                                750           750

Property and equipment, at cost
  Land and buildings                                                713            --
  Equipment                                                         713           425
  Furniture, fixtures and improvements                               92            85
                                                              ---------    ----------

                                                                  1,518           510

  Less: accumulated depreciation and amortization                  (168)         (129)
                                                              ---------    ----------

                                                                  1,350           381

Other assets (less allowance for doubtful accounts of $671
  in 1997 and 1996)                                                  22            --
                                                              ---------    ----------

                                                              $   8,061    $    6,390
                                                              =========    ==========



 The accompanying notes are an integral part of these financial statements.



                                    4 of 15

                            Rx Medical Services Corp.
                     Consolidated Balance Sheets (continued)
                             (Dollars in thousands)

                                                                    March 31,  December 31,
                                                                      1997        1996
                                                                  -----------  -----------
                                                                  (Unaudited)
 Liabilities and equity:
  Current liabilities:
    Notes payable - related party                                   $ 35,110    $ 32,022
    Accounts payable                                                   1,786       1,753
    Accrued liabilities                                                2,060       1,767
    Accrued liabilities - related party                                  232         245
    Accrued compensation, benefits and related taxes                     953         851
    Current portion of long-term debt                                    916         229
    Current portion of long-term debt - related party                  3,062       3,062
    Current portion of capital lease obligations                          40          41
                                                                    --------    --------
         Total current liabilities                                    44,159      39,970
  Long-term liabilities:
    Long-term debt                                                       221         592
    Net liabilities of discontinued operations                           100         100
    Obligations under capital leases                                     116         124
                                                                    --------    --------
         Total long-term liabilities                                     437         816
                                                                    --------    --------

         Total liabilities                                            44,596      40,786
                                                                    --------    --------


Commitments and contingencies                                             --          --

Shareholders' deficit:
  Convertible preferred stock, $.001 par value, authorized shares
    20,000,000, issued and outstanding 708,775 shares at 1997
    and 1996; aggregate liquidation preference of $2,134 at 1997
    and 1996                                                               1           1
  Convertible preferred stock, $5.00 par value, authorized shares
    1,091,250, issued and outstanding 600,270 shares at 1997 and
    1996; aggregate liquidation preference of $3,362 at
    1997 and 1996                                                      3,001       3,001
  Common stock, $.002 par value, authorized
    25,000,000 shares, issued and outstanding
    9,164,117 shares at 1997 and 1996                                     18          18
  Additional paid-in capital                                          37,413      37,473
  Accumulated deficit                                                (76,967)    (74,888)
  Treasury stock, 589,450 shares of common stock at par                   (1)         (1
                                                                    --------    --------
         Total shareholders' deficit                                 (36,535)    (34,396)
                                                                    --------    --------

                                                                    $  8,061    $  6,390
                                                                    ========    ========

 The accompanying notes are an integral part of these financial statements.




                                    5 of 15

                            Rx MEDICAL SERVICES CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                   Three Months Ended March 31,
                                                                 ------------------------------
                                                                    1997              1996
                                                                 ----------        ------------
Cash flows from operating activities:
  Net loss                                                        $  (2,079)        $   (1,449)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                        39                 22
    Provision for bad debts                                             527                201
    Loss on sale and disposal of property and equipment                  --                 18
    Loss on settlement of liabilities                                    72                 --
    Loss on investment in partnership                                    --                124
    Changes in operating assets and
      liabilities, net of effects of acquisitions:
        Increase in accounts receivable                                (682)              (324)
        Increase in inventories                                         (10)                --
        Decrease (increase) in other assets                             (21)                 4
        Increase in accounts payable
          and accrued liabilities                                       241                139
        Decrease in accrued liabilities - related party                 (13)                --
        Change in discontinued operations                                --             (1,082)
                                                                  ---------         ----------
                                                                     (1,926)            (2,347)

Cash flows from investing activities:
  Acquisition of property and equipment                                 (30)               (11)
  Purchase of hospital operating assets                              (1,166)                --
                                                                  ---------         ----------
                                                                     (1,196)               (11)

Cash flows from financing activities:
  Proceeds from notes payable - related party                         3,088              2,441
  Payments on long-term debt and obligations under
    capital leases                                                      (15)               (36)
                                                                  ---------         ----------
                                                                      3,073              2,405
                                                                  ---------         ----------

Net increase (decrease) in cash                                         (49)                47

Cash - beginning of period                                              685                 --
                                                                  ---------         ----------

Cash - end of period                                              $     636         $       47
                                                                  =========         ==========

 (Continued)



                                     6 of 15

                            Rx MEDICAL SERVICES CORP.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                1997          1996
                                                           ------------   -------------

The following is supplementary information relating to the consolidated statement of cash flows:

Details of businesses acquired:
  Fair value of assets acquired                              $   1,542
  Liabilties assumed                                         $     376
                                                             ---------
Cash paid                                                    $   1,166
                                                             =========


For the three months ended March 31, 1997 and 1996, interest paid, including interest on the capitalized leases was $3, and $60 respectively. No income taxes were paid during these periods.



 The accompanying notes are an integral part of these financial statements.






                                    7 of 15

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the audited annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K for the year ended December 31, 1996 of Rx Medical Services Corp. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

For the year ended December 31, 1996, the medical diagnostic services business segment has been reflected as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 which provides for the reporting of operating results of discontinued operations separately from the continuing operations.

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $38.2 million at March 31, 1997, is in default with respect to certain indebtedness and there are uncertainties regarding the Company's compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is also dependent on the settlement of various lawsuits and the continued funding of its operations from its primary lender, National Century Financial Enterprises, Inc. (the "Financing Source") or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

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

NOTE 3 -  Notes Payable - Related Party

At March 31, 1997, notes payable included approximately $35.1 million due to the Financing Source, through which the Company has obtained financing collateralized by certain accounts receivable.






                                    9 of 15

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues from hospitals and medical clinics during the three months ended March 31, 1997 were $5.3 million compared to $1.4 million revenues during the three months ended March 31, 1996. The Company began operating its hospital management division in 1995 and revenues include the results of operations from August 1, 1995. In 1996, the Company began operating two additional hospitals - the Dickenson County Medical Center located in Clintwood, Virginia ("DCMC") and the Whitwell Medical Center located in Whitwell, Tennessee ("WMC"). Revenues include the results of operations of DCMC from April 1, 1996 and WMC from April 1, 1996 to October 31, 1996. In 1997, the Company began operating the Podiatry Hospital of Pittsburgh located in Pittsburgh, Pennsylvania, and revenues include the results of operations from that facility from January 1, 1997.

Revenues from the pharmaceutical products distribution division during the three months ended March 31, 1997 were $0.3 million compared to $0 revenues during the three months ended March 31, 1996. The Company began operating this business in 1996 and revenues include the results of operations from July 1, 1996.

Costs and expenses increased 314% from $2.0 million during the three months ended March 31, 1996 to $6.2 million during the three months ended March 31, 1997. Of these 1997 expenses, hospital management operations accounted for $5.5 million, pharmaceutical distribution accounted for $0.4 million, and the corporate expenses of the Company were $0.3 million. This decrease of 29% in corporate expenses is the result of management's efforts to aggressively control costs.

Interest expense increased 99% from $0.8 million during the three months ended March 31, 1996 to $1.5 million during the three months ended March 31, 1997. This increase was due primarily to a higher level of borrowings from the Financing Source. (See "Financial Condition, Liquidity, and Capital Resources").

No provision for income taxes has been provided on the losses from discontinued operations since existing net operating loss carryforwards from continuing operations may be substantially limited.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

During the three months ended March 31, 1997, the Company's working capital deficit increased by approximately $3.5 million to $38.2 million. This increase in the working capital deficit was primarily due to a $3.1 million increase in the level of funding from the Financing Source as well as operating losses. In addition, the Company is a defendant in various lawsuits. Through March 31, 1997, the Company's ability to continue as a going concern is dependent on successful resolution of the lawsuits and the continued funding of its operations by the Financing


                                    10 of 15

Source. Without this funding, the Company's ability to operate its business would be adversely impacted. As a result of the elimination by the Company of a portion of its unprofitable operations, the continued dependence on the Financing Source has been lessened. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Financing Source, or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's continuing operations (i.e. hospital management ("CHC") and pharmaceutical products distribution ("BHC")) are presently being funded through financing agreements with the Financing Source and the various operating facilities. Agreements to purchase the eligible accounts receivable exist with Smith County Hospital, Dickenson County Medical Center, Podiatry Hospital of Pittsburgh, and the retail pharmacy used by BHC in Florida to facilitate the delivery of the biological products to patients. At March 31, 1997, approximately $14.7 million had been funded (net) by the Financing Source and its related affiliates under these current agreements. Of this amount, approximately $3.4 million had been funded under agreement with WMC, which was sold on October 31, 1996.

In April 1994, the Company entered into an agreement-in-principle with the Financing Source, pursuant to which the Financing Source, through one or more of its subsidiaries or affiliates, would provide up to $20.0 million to be used to purchase the medical accounts receivable of businesses which may be acquired in the future by the Company. As a stipulation of this arrangement, the Company employed a new President and Chief Operating Officer in August 1994. See Item 13, "Certain Relationships and Related Transactions".

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


                                    11 of 15

GOING CONCERN

The reports of the independent auditors of the Company on its 1996, 1995 and 1994 consolidated financial statements express substantial doubt about the Company's ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency and delinquencies, defaults on its accounts payable and other outstanding liabilities, litigation, as well as to the uncertainty of the Company's compliance with certain Medicare and state statutes and regulations. As of January 1, 1995, the Company was unable to comply with certain provisions of the OBRA 1993 amendments to the Stark Act, as well as, certain similar state statutes. Although the Company has not been the subject of, and is not currently the subject of, any administrative proceedings concerning violations of federal or state self-referral statutes or regulations, in the event that the Company is found to have violated such statutes and regulations, it could be subject to cumulative fines and penalties and could also be required to make refunds, which may aggregate up to approximately $50.0 million. The Company believes, however, that due to the filing of the Chapter 7 bankruptcy petition for Manatee in April 1996, the likelihood of such enforcement actions occurring is remote.

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



Rx MEDICAL SERVICES CORP.



By:  /s/ RANDOLPH H. SPEER
     --------------------------------------
     Randolph H. Speer
     President and
     Principal Accounting Officer



Date:    October 16, 1997









                                    14 of 15