Form 10-Q
period 1997-06-30
RX MEDICAL SERVICES CORP
filed 1997-12-02
CIK 868825

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission File Number 1-10963

                            RX MEDICAL SERVICES CORP.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                              87-0436782
 ------------------------------                              -------------------
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No ( X )

The number of shares outstanding of the registrant's common stock, par value $.002 per share, at June 30, 1997, was 9,164,117 shares.


                                    1 of 16

                            RX MEDICAL SERVICES CORP.

                                    FORM 10-Q

                         Six Months Ended June 30, 1997

                                      INDEX

                                                                      PAGE NO.
                                                                      --------

    PART I.  FINANCIAL INFORMATION                                        3

    Item 1.  Financial Statements                                         3

    Item 2.  Management Discussion and Analysis of Financial Condition
             and Results of Operations                                   10

    PART II. OTHER INFORMATION                                           14

    Item 6.  a)   Exhibits                                               14
             b)   Reports on Form 8-K                                    14

    SIGNATURES                                                           15








                                    2 of 16

                            Rx MEDICAL SERVICES CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)
                 (Dollars in thousands except per share amounts)

                                           Three Months Ended June 30,      Six Months Ended June 30,
                                           ---------------------------   ----------------------------
                                               1997          1996             1997             1996
                                           ----------   --------------   -----------   --------------
 Revenues:
  Hospitals and medical clinics              $  5,218      $  6,366         $ 10,533        $  7,793
  Pharmaceutical products                          --            --              339              --
                                             --------      --------         --------        --------
                                                5,218         6,366           10,872           7,793
                                             --------      --------         --------        --------

Costs and expenses:
  Compensation and benefits                     2,928         3,325            5,879           4,316
  Pharmaceutical products                           2            --              282              --
  Supplies                                        512           663              984             832
  Fees for services                               741           966            1,452           1,137
  Bad debts                                       354           837              907           1,038
  Depreciation and amortization                    39            39               78              61
  Occupancy                                       170           482              334             624
  Occupancy-related party                         240            --              481              --
  Equipment rental and maintenance                139           214              256             233
  Equipment leased-related party                   46            --               92              --
  Other                                           591           441            1,219             716
                                             --------      --------         --------        --------
                                                5,762         6,967           11,964           8,957
                                             --------      --------         --------        --------

Operating loss                                   (544)         (601)          (1,092)         (1,164)

Other income (expense):
  Interest                                        (22)          (42)             (26)           (102)
  Interest - related party                     (1,557)       (1,052)          (3,090)         (1,766)
  Loss on investment in partnership                --            --               --            (124)
  Gain (loss) on settlement of liabilities         --            23              (73)             23
  Other income                                     43            61               65              73
                                             --------      --------         --------        --------
                                               (1,536)       (1,010)          (3,124)         (1,896)
                                             --------      --------         --------        --------

Loss from continuing operations                (2,080)       (1,611)          (4,216)         (3,060)

Gain from discontinued operations                  23            --               80              --
                                             --------      --------         --------        --------

  Net loss                                   $ (2,057)     $ (1,611)        $ (4,136)       $ (3,060)
                                             ========      ========         ========        ========

Net loss per common share:
  Loss from continuing operations            $  (0.23)     $  (0.19)        $  (0.46)       $  (0.36)
  Gain from discontinued operations              0.01            --             0.01              --
                                             --------      --------         --------        --------

  Net loss per common share                  $  (0.22)     $  (0.19)        $  (0.45)       $  (0.36)
                                             ========      ========         ========        ========

Weighted average common shares
  outstanding                                   9,164         8,539            9,164           8,539
                                             ========      ========         ========        ========


 The accompanying notes are an integral part of these financial statements.




                                    3 of 16

                            Rx MEDICAL SERVICES CORP.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                              June 30,      December 31,
                                                                1997            1996
                                                            -----------     ------------
Assets:                                                     (Unaudited)

 Current assets:
  Cash                                                        $   453          $   685
  Accounts receivable (less allowance for doubtful accounts
    of $4,124 and $3,607 in 1997 and 1996, respectively)        4,696            4,106
  Inventories                                                     461              301
  Other                                                            90              167
                                                              -------          -------

       Total current assets                                     5,700            5,259
                                                              -------          -------

Assets held for sale                                              750              750

Property and equipment, at cost
  Land and buildings                                              713               --
  Equipment                                                       758              425
  Furniture, fixtures and improvements                            103               85
                                                              -------          -------

                                                                1,574              510

  Less: accumulated depreciation and amortization                (200)            (129)
                                                              -------          -------

                                                                1,374              381

Other assets (less allowance for doubtful accounts of $671
  in 1997 and 1996)                                                23               --
                                                              -------          -------

       Total assets                                           $ 7,847          $ 6,390
                                                              =======          =======

 The accompanying notes are an integral part of these financial statements.







                                    4 of 16

                            Rx MEDICAL SERVICES CORP.
                     Consolidated Balance Sheets (continued)
                             (Dollars in thousands)

                                                                     June 30,      December 31,
                                                                       1997           1996
                                                                   ------------    ------------
 Liabilities and shareholders' deficit:                            (Unaudited)
  Current liabilities:
    Notes payable - related party                                    $ 36,018        $ 32,022
    Accounts payable                                                    2,341           1,753
    Accrued liabilities                                                 1,478           1,767
    Accrued liabilities - related party                                 1,269             245
    Accrued compensation, benefits and related taxes                      959             851
    Current portion of long-term debt                                     911             229
    Current portion of long-term debt - related party                   3,062           3,062
    Current portion of capital lease obligations                           42              41
                                                                     --------        --------
         Total current liabilities                                     46,080          39,970

  Long-term liabilities:
    Long-term debt                                                        214             592
    Net liabilities of discontinued operations                            100             100
    Obligations under capital leases                                      105             124
                                                                     --------        --------
         Total long-term liabilities                                      419             816
                                                                     --------        --------

         Total liabilities                                             46,499          40,786
                                                                     --------        --------


Commitments and contingencies                                              --              --

Shareholders' deficit:
  Convertible preferred stock, $.001 par value, authorized shares
    20,000,000, issued and outstanding 708,775 shares at 1997
    and 1996; aggregate liquidation preference of $2,134 at 1997
    and 1996                                                                1               1
  Convertible preferred stock, $5.00 par value, authorized shares
    1,091,250, issued and outstanding 600,270 shares at 1997 and
    1996; aggregate liquidation preference of $3,422 and $3,362 at
    1997 and 1996, respectively                                         3,001           3,001
  Common stock, $.002 par value, authorized
    25,000,000 shares, issued and outstanding
    9,164,117 shares at 1997 and 1996                                      18              18
  Additional paid-in capital                                           37,353          37,473
  Accumulated deficit                                                 (79,024)        (74,888)
  Treasury stock, 589,450 shares of common stock at par                    (1)             (1)
                                                                     --------        --------
         Total shareholders' deficit                                  (38,652)        (34,396)
                                                                     --------        --------

         Total liabilities and shareholders' deficit                 $  7,847        $  6,390
                                                                     ========        ========

 The accompanying notes are an integral part of these financial statements.





                                    5 of 16

                            Rx MEDICAL SERVICES CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                Six Months Ended June 30,
                                                                          ---------------------------------------
                                                                               1997                     1996
                                                                          --------------           --------------
 Cash flows from operating activities:
   Net loss                                                               $      (4,136)           $      (3,060)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                                   70                       61
     Provision for bad debts                                                        907                    1,038
     Loss on sale and disposal of property and equipment                             --                       38
     Loss on settlement of liabilities                                               73                       --
     Loss on investment in partnership                                               --                      124
     Changes in operating assets and
       liabilities, net of effects of acquisition:
         Increase in accounts receivable                                         (1,082)                  (2,508)
         Increase in inventories                                                    (10)                      --
         (Increase) decrease in other assets                                         49                      (76)
         Increase in accounts payable
           and accrued liabilities                                                  162                      347
         Increase in accrued liabilities - related party                          1,042                       --
         Change in discontinued operations                                           --                   (1,190)
                                                                          -------------            -------------
             Net cash used in operating activities                               (2,925)                  (5,226)
                                                                          -------------            -------------

 Cash flows from investing activities:
   Acquisition of property and equipment                                            (86)                     (71)
   Acquisition, net of cash acquired                                             (1,166)                      --
   Purchase of accounts receivable                                                   --                   (3,131)
                                                                          -------------            -------------
             Net cash used in investing activities                               (1,252)                  (3,202)
                                                                          -------------            -------------

 Cash flows from financing activities:
   Proceeds from notes payable - related party                                    3,996                    9,082
   Proceeds from long-term debt                                                      --                       26
   Payments on long-term debt and obligations under
     capital leases                                                                 (51)                     (91)
                                                                          -------------            -------------
             Net cash provided by financing activities                            3,945                    9,017
                                                                          -------------            -------------

 Net increase (decrease) in cash                                                   (232)                     589

 Cash - beginning of period                                                         685                       --
                                                                          -------------            -------------

 Cash - end of period                                                     $         453            $         589
                                                                          =============            =============

 (Continued)





                                    6 of 16

                            Rx MEDICAL SERVICES CORP.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                          Six Months Ended June 30,
                                                                                     -------------------------------------
                                                                                          1997                    1996
                                                                                     --------------            -----------
 The following is supplementary information relating to the
   consolidated statement of cash flows:

 Details of businesses acquired:
   Fair value of assets acquired                                                     $        1,542            $        --
   Liabilities assumed                                                               $          376
                                                                                     --------------            -----------

 Cash paid                                                                           $        1,166            $        --
                                                                                     ==============            ===========



 For the six months ended June 30, 1997 and 1996, interest paid, including interest on the capitalized leases was $2,727, and $82 respectively.  No income taxes were paid during these periods.


 The accompanying notes are an integral part of these financial statements.







                                    7 of 16

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

The Company began operating its hospital management division in 1995 and revenues include the results of operations from August 1, 1995. In 1996, the Company began operating two additional hospitals - the Dickenson County Medical Center located in Clintwood, Virginia ("DCMC") and the Whitwell Medical Center located in Whitwell, Tennessee ("WMC"). Revenues include the results of operations of DCMC from April 1, 1996 and WMC from April 1, 1996 to October 31, 1996. In 1997, the Company began operating the Podiatry Hospital of Pittsburgh ("PHP") located in Pittsburgh, Pennsylvania, and revenues include the results of operations from that facility from January 1, 1997.

For the year ended December 31, 1996, the medical diagnostic services business segment has been reflected as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 which provides for the reporting of operating results of discontinued operations separately from the continuing operations.

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $40.4 million at June 30, 1997, is in default with respect to certain indebtedness and there are uncertainties regarding the Company's compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is also dependent on the settlement of various lawsuits and the continued funding of its operations from its primary lender, National Century Financial Enterprises, Inc. (the "Financing Source") or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

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



                                    8 of 16

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

NOTE 3 -  Notes Payable - Related Party

At June 30, 1997, notes payable included approximately $36.0 million due to the Financing Source, through which the Company has obtained financing collateralized by certain accounts receivable.












                                    9 of 16

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS:

Revenues from hospitals and medical clinics for the three months ended June 30, 1997 were $5.2 million compared to $6.4 million for the three months ended June 30, 1996. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) an increase in patient services provided at DCMC which resulted in an increase of revenues of approximately $0.6 million; (b) the Company ceased operating WMC on October 31, 1996, therefore no revenues were generated during the three months ended June 30, 1997, which resulted in a decrease of approximately $2.4 million; (c) the acquisition of PHP effective January 1, 1997 which generated revenues of approximately $0.7 million for the three months ended June 30, 1997; and (d) a cumulative decrease at other Company hospital and medical clinics of approximately $0.1 million.

The pharmaceutical products distribution division generated no revenues during the three months ended June 30, 1997 due to litigation commenced as a result of a dispute between the Company and its joint venture partner. Notwithstanding this litigation the pharmaceutical products distribution division is moving forward and anticipates generating revenues in the first quarter of 1998. The Company began this division in 1996 but it did not generate revenues until the fourth quarter of 1996 and thus the reason why no revenues are reflected for the three months ended June 30, 1996.

Costs and expenses decreased 21% to $5.8 million for the three months ended June 30, 1997 from $7.0 million for the three months ended June 30, 1996. Of these 1997 expenses, hospital management operations accounted for $5.3 million, pharmaceutical distribution accounted for $0.1 million, and the corporate expenses of the Company were $0.4 million. The decrease in costs and expenses is primarily the result of (a) an increase in patient services provided at DCMC resulting in an increase of costs and expenses of approximately $0.6 million;
(b) the Company ceased operating WMC on October 31, 1996, therefore no costs and expenses were incurred during the three months ended June 30, 1997, which resulted in a decrease of approximately $2.2 million; (c) the acquisition of PHP effective January 1, 1997 which generated costs and expenses of approximately $1.0 million for the three months ended June 30, 1997; (d) costs and expenses associated with the pharmaceutical products distribution division, which first incurred costs in the fourth quarter of 1996, of approximately $0.1 million; and
(e) a cumulative decrease at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $0.7 million.







                                    10 of 16

Interest expense increased 45% to $1.6 million for the three months ended June 30, 1997 from $1.1 million for the three months ended June 30, 1996. This increase is due to a higher level of borrowings from the Financing Source. (see "Financial Condition, Liquidity, and Capital Resources" below).

No provision for income taxes has been provided on the gain from discontinued operations since existing net operating loss carryforwards from continuing operations may be substantially limited.

SIX MONTHS:

Revenues from hospitals and medical clinics for the six months ended June 30, 1997 were $10.5 million compared to $7.8 million for the six months ended June 30, 1996. The increase in revenues from hospitals and medical clinics is primarily the result of (a) the six months ended June 30, 1997 includes six months of operations from DCMC while the six months ended June 30, 1996 only includes three months of operations resulting in an increase of revenues of approximately $4.7 million; (b) the Company ceased operating WMC on October 31, 1996, therefore no revenues were generated during the six months ended June 30, 1997, which resulted in a decrease of approximately $2.4 million; (c) the acquisition of PHP on January 1, 1997 which generated revenues of approximately $1.2 million for the six months ended June 30, 1997; and (d) a cumulative decrease at other Company hospital and medical clinics of approximately $0.8 million.

Revenues from the pharmaceutical products distribution division for the six months ended June 30, 1997 were $0.3 million. The Company began this division in 1996 but it did not generate revenues until the fourth quarter of 1996 and thus the reason why no revenues are reflected for the six months ended June 30, 1996.

Costs and expenses increased 34% to $11.9 million for the six months ended June 30, 1997 from $8.9 million for the six months ended June 30, 1996. Of these 1997 expenses, hospital management operations accounted for $10.8 million, pharmaceutical distribution accounted for $0.5 million, and the corporate expenses of the Company were $0.6 million. The increase in costs and expenses is primarily the result of (a) the six months ended June 30, 1997 includes six months of operations from DCMC while the six months ended June 30, 1996 only includes three months of operations which resulted in an increase of costs and expenses of approximately $4.4 million; (b) the Company ceased operating WMC on October 31, 1996, therefore no costs and expense were incurred during the six months ended June 30, 1997, which resulted in a decrease of approximately $2.2 million; (c) the acquisition of PHP on January 1, 1997 which generated costs and expenses of approximately $1.9 million for the six months end June 30, 1997; (d) costs and expenses associated with the pharmaceutical products distribution division, which first incurred costs in the fourth quarter of 1996, of approximately $0.5 million; and (e) a cumulative decrease at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $1.6 million.

Interest expense increased 63% from $1.9 million for the six months ended June 30, 1996 to $3.1 million for the six months ended June 30, 1997. This increase is due primarily to a higher level of






                                    11 of 16
borrowings from the Financing Source. (see "Financial Condition, Liquidity, and Capital Resources" below).

No provision for income taxes has been provided on the gain from discontinued operations since existing net operating loss carryforwards from continuing operations may be substantially limited.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

During the six months ended June 30, 1997, the Company's working capital deficit increased by approximately $5.7 million to $40.4 million. This increase in the working capital deficit was primarily due to a $4.0 million increase in the level of funding from the Financing Source as well as operating losses. In addition, the Company is a defendant in various lawsuits. Through June 30, 1997, the Company's ability to continue as a going concern is dependent on successful resolution of the lawsuits and the continued funding of its operations by the Financing Source. Without this funding, the Company's ability to operate its business would be adversely impacted. As a result of the elimination by the Company of a portion of its unprofitable operations, the continued dependence on the Financing Source has been lessened. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Financing Source, or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's continuing operations (i.e. hospital management ("CHC") and pharmaceutical products distribution ("BHC")) are presently being funded through financing agreements with the Financing Source and the Company's various operating facilities. Agreements to finance eligible accounts receivable exist with Smith County Hospital, DCMC, PHP, and the retail pharmacy used by BHC in Florida to facilitate the delivery of biological products to patients. At June 30, 1997, approximately $15.1 million had been funded (net) by the Financing Source and its related affiliates under these current agreements. Of this amount, approximately $3.5 million had been funded under agreement with WMC, which the Company ceased operating on October 31, 1996.

While the Company has not yet reached profitability operationally, it has several plans of action in progress designed to improve profitability as well as cash flow. The Company has divested its loss operations and will continue to pursue additional sources of revenues by expanding its hospital operations and other specialty medical services.

GOING CONCERN

The reports of the independent auditors of the Company on its 1996, 1995 and 1994 consolidated financial statements express substantial doubt about the Company's ability to continue as a going


                                    12 of 16
concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency and delinquencies, defaults on its accounts payable and other outstanding liabilities, litigation, as well as to the uncertainty of the Company's compliance with certain Medicare and state statutes and regulations. As of January 1, 1995, the Company's subsidiary that operated the medical services business segment ("Manatee") was unable to comply with certain provisions of the OBRA 1993 amendments to the Stark Act, as well as, certain similar state statutes. Although the Company has not been the subject of, and is not currently the subject of, any administrative proceedings concerning violations of federal or state self-referral statutes or regulations, in the event that the Company is found to have violated such statutes and regulations, it could be subject to cumulative fines and penalties and could also be required to make refunds, which may aggregate up to approximately $50.0 million. The Company believes, however, that due to the filing of the Chapter 7 bankruptcy petition for Manatee in April 1996, the likelihood of such enforcement actions occurring is remote.

As mentioned in the Financial Condition section, the Company is dependent on the continued funding currently being received from the Financing Source to continue operations. The discontinuance of such funding, and the unavailability of financing to replace such funding, could result in the Company ceasing its operations.







                                    13 of 16

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

                                                                   Sequentially
                                                                   Numbered Page
                                                                   -------------

a)     Exhibit 11:  Computation of primary earnings per share.           16
       Exhibit 27:  Financial Data Schedule (for SEC use only)

b)     Reports on Forms 8-K were filed as follows:

On April 15, 1997, the Company filed a current report on Form 8-K (Date of Report-April 3, 1997) indicating that Consolidated Health Corp. of Pittsburgh, Inc. ("CHC/P"), a Pennsylvania corporation 100% owned by Consolidated Health Corporation of Mississippi, Inc., Registrant's wholly-owned hospital management subsidiary, acquired the operating assets of the Podiatry Hospital, an acute care foot and ankle hospital with 13 licensed beds located in Pittsburgh, Pennsylvania (the "Hospital"), from the Podiatry Hospital of Pittsburgh, a non-for-profit Pennsylvania corporation (the "Seller"). The acquisition was effective retroactive to January 1, 1997, when CHC/P assumed operational responsibility for the Hospital from the Seller.







                                    14 of 16

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rx MEDICAL SERVICES CORP.



By: /s/ RANDOLPH H. SPEER
    -----------------------------
    Randolph H. Speer
    President and
     Principal Accounting Officer



Date:  December 1, 1997








                                    15 of 16