Form 10-Q
period 1997-09-30
RX MEDICAL SERVICES CORP
filed 1998-01-06
CIK 868825

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the transition period from ___ to ___


                         Commission File Number 1-10963


                            RX MEDICAL SERVICES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEVADA                                         87-0436782
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)


     888 EAST LAS OLAS BOULEVARD, SUITE 210, FORT LAUDERDALE, FLORIDA 33301
     ----------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (954) 462-1711
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the registrant's common stock, par value $.002 per share, at September 30, 1997, was 9,164,117 shares.



                                    1 of 16

                            RX MEDICAL SERVICES CORP.

                                    FORM 10-Q

                      Nine Months Ended September 30, 1997

                                      INDEX


                                                                                       PAGE NO.
                                                                                       --------

         PART I.  FINANCIAL INFORMATION                                                   3

         Item 1.  Financial Statements                                                    3

         Item 2.  Management Discussion and Analysis of Financial
                   Condition and Results of Operations                                   10

         PART II. OTHER INFORMATION                                                      14

         Item 5.  Other Information                                                      14

         Item 6.  Exhibits and Reports on Form 8-K                                       14

         SIGNATURES                                                                      15







                                    2 of 16

 Item 1.  Financial Statements.


                            Rx Medical Services Corp.
                      Consolidated Statements of Operations
                                   (Unaudited)
                 (Dollars in thousands except per share amounts)


                                                 Three Months Ended September 30,       Nine Months Ended September 30,
                                                 --------------------------------       -------------------------------
                                                     1997               1996                1997               1996
                                                 ------------       -------------       -----------          ----------
Revenues:
   Hospitals and medical clinics                     $  4,685           $  6,043           $ 15,218           $ 13,836
   Pharmaceutical products                                  7                 --                346                 --
                                                     --------           --------           --------           --------
                                                        4,692              6,043             15,564             13,836
                                                     --------           --------           --------           --------
Costs and expenses:
   Compensation and benefits                            2,725              3,285              8,604              7,601
   Pharmaceutical products                                  6                 --                288                 --
   Supplies                                               454                701              1,438              1,533
   Fees for services                                      757                944              2,209              2,081
   Bad debts                                              413                860              1,320              1,898
   Depreciation and amortization                           40                 58                118                119
   Occupancy                                              182                504                516              1,128
   Occupancy-related party                                241                 --                722                 --
   Equipment rental and maintenance                       150                269                407                502
   Equipment rental-related party                          46                 --                137                 --
   Other                                                  619                728              1,838              1,444
                                                     --------           --------           --------           --------
                                                        5,633              7,349             17,597             16,306
                                                     --------           --------           --------           --------
Operating loss                                           (941)            (1,306)            (2,033)            (2,470)

Other income (expense):
   Interest                                               (12)               (40)               (37)              (142)
   Interest - related party                            (1,608)            (1,175)            (4,698)            (2,941)
   Loss on investment in partnership                       --                 --                 --               (124)
   Gain (loss) on settlement of liabilities                43                495                (30)               518
   Other income                                            19                 21                 83                 94
                                                     --------           --------           --------           --------
                                                       (1,558)              (699)            (4,682)            (2,595)
                                                     --------           --------           --------           --------
Loss from continuing operations                        (2,499)            (2,005)            (6,715)            (5,065)

Gain from discontinued operations                          --                 --                 80                 --
                                                     --------           --------           --------           --------
Net loss                                             $ (2,499)          $ (2,005)          $ (6,635)          $ (5,065)
                                                     ========           ========           ========           ========
Net loss per common share:
   Loss from continuing operations                   $  (0.27)          $  (0.23)          $  (0.73)          $  (0.59)
   Gain from discontinued operations                       --                 --               0.01                 --
                                                     --------           --------           --------           --------

   Net loss per common share                         $  (0.27)          $  (0.23)          $  (0.72)          $  (0.59)
                                                     ========           ========           ========           ========

Weighted average common shares
   outstanding                                          9,164              8,539              9,164              8,539
                                                     ========           ========           ========           ========



 The accompanying notes are an integral part of these financial statements.



                                    3 of 16

                            Rx Medical Services Corp.
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                   September 30,       December 31,
                                                                        1997              1996
                                                                   -------------       ------------
                                                                    (Unaudited)
Assets:
Current assets:

   Cash                                                               $   369           $   685
   Accounts receivable (less allowance for doubtful accounts
     of $4,173 and $3,607 at 1997 and 1996, respectively)               4,129             4,106
   Inventories                                                            467               301
   Other                                                                   93               167
                                                                      -------           -------
        Total current assets                                            5,058             5,259
                                                                      -------           -------
Assets held for sale                                                       --               750

Property and equipment, at cost
   Land and buildings                                                     713                --
   Equipment                                                              828               425
   Furniture, fixtures and improvements                                   183                85
                                                                      -------           -------
                                                                        1,724               510
   Less: accumulated depreciation and amortization                       (240)             (129)
                                                                      -------           -------
                                                                        1,484               381
Other assets (less allowance for doubtful accounts of $671
   at 1997 and 1996)                                                       60                --
                                                                      -------           -------
        Total assets                                                  $ 6,602           $ 6,390
                                                                      =======           =======


 The accompanying notes are an integral part of these financial statements.





                                    4 of 16

                            Rx Medical Services Corp.
                     Consolidated Balance Sheets (continued)
                             (Dollars in thousands)

                                                                              September 30,      December 31,
                                                                                  1997               1996
                                                                              -------------      ------------
                                                                              (Unaudited)
Current liabilities:
   Notes payable - related party                                                $ 37,878           $ 32,022
   Accounts payable                                                                2,200              1,753
   Accrued liabilities                                                             2,007              1,767
   Accrued liabilities - related party                                             1,339                245
   Accrued compensation, benefits and related taxes                                  863                851
   Current portion of long-term debt                                                  25                229
   Current portion of long-term debt - related party                               3,062              3,062
   Current portion of capital lease obligations                                       41                 41
                                                                                --------           --------
        Total current liabilities                                                 47,415             39,970
Long-term liabilities:
   Long-term debt                                                                    204                592
   Net liabilities of discontinued operations                                        100                100
   Obligations under capital leases                                                   95                124
                                                                                --------           --------
        Total long-term liabilities                                                  399                816
                                                                                --------           --------

        Total liabilities                                                         47,814             40,786
                                                                                --------           --------

Commitments and contingencies                                                         --                 --

Shareholders' deficit:
   Convertible preferred stock, $.001 par value, authorized shares
    20,000,000, issued and outstanding 708,775 shares at 1997
    and 1996; aggregate liquidation preference of $2,134 at 1997
    and 1996                                                                           1                  1
   Convertible preferred stock, $5.00 par value, authorized shares
    1,091,250, issued and outstanding 600,270 shares at 1997
    and 1996; aggregate liquidation preference of $3,542 and $3,362
    at 1997 and 1996, respectively                                                 3,001              3,001
   Common stock, $.002 par value, authorized 25,000,000 shares, issued
    and outstanding 9,164,117 shares at 1997 and 1996                                 18                 18
   Additional paid-in capital                                                     37,293             37,473
   Accumulated deficit                                                           (81,524)           (74,888)
   Treasury stock, 605,554 and 589,450 shares of common stock,
    at par value, at 1997 and 1996, respectively                                      (1)                (1)
                                                                                --------           --------
        Total shareholders' deficit                                              (41,212)           (34,396)
                                                                                --------           --------
        Total liabilities and shareholders' deficit                             $  6,602           $  6,390
                                                                                ========           ========



 The accompanying notes are an integral part of these financial statements.





                                    5 of 16

                            Rx Medical Services Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    1997                1996
                                                                ----------           ----------
Cash flows from operating activities:
    Net loss                                                      $ (6,635)          $ (5,065)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                    111                119
      Provision for bad debts                                        1,320              1,898
    Loss on sale and disposal of property and equipment                 13                 38
    (Gain) loss on settlement of liabilities                            30               (518)
    Loss on investment in partnership                                   --                124
    Changes in operating assets and
      liabilities, net of effects of acquisition:
        Increase in accounts receivable                             (1,067)            (3,769)
        Increase in inventories                                        (16)                --
        (Increase) decrease in other assets                              8               (175)
        Increase in accounts payable
          and accrued liabilities                                      455                445
        Increase in accrued liabilities - related party              1,094                 --
        Change in discontinued operations                               --             (1,091)
                                                                  --------           --------
            Net cash used in operating activities                   (4,687)            (7,994)
                                                                  --------           --------
Cash flows from investing activities:
    Acquisition of property and equipment                             (237)              (202)
    Acquisition, net of cash acquired                               (1,166)                --
    Purchase of accounts receivable                                     --             (3,131)
                                                                  --------           --------
            Net cash used in investing activities                   (1,403)            (3,333)
                                                                  --------           --------
Cash flows from financing activities:
    Proceeds from notes payable - related party                      5,856             12,241
    Proceeds from long-term debt                                        --                 26
    Payments on long-term debt and obligations under
      capital leases                                                   (82)              (121)
                                                                  --------           --------
               Net cash provided by financing activities             5,774             12,146
                                                                  --------           --------
Net increase (decrease) in cash                                       (316)               819

Cash - beginning of period                                             685                 --
                                                                  --------           --------
Cash - end of period                                              $    369           $    819
                                                                  ========           ========


(continued)





                                    6 of 16

                            Rx Medical Services Corp.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)


                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    1997               1996
                                                                ----------          -----------
The following is supplementary information relating to the
    consolidated statement of cash flows:

Details of businesses acquired:
    Fair value of assets acquired                                   $1,542              $   --
    Liabilities assumed                                             $  376              $   --
                                                                    ------              ------

Cash paid                                                           $1,166              $   --
                                                                    ======              ======

Non cash investing and financing activities:
    Equipment purchased under capital leases                        $   --              $  193
                                                                    ======              ======



For the nine months ended September 30, 1997 and 1996, interest paid, including interest on obligations under capitalized leases was $3,402, and $118 respectively. No income taxes were paid during these periods.


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

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $42.4 million at September 30, 1997, is in default with respect to certain indebtedness and there are uncertainties regarding the Company's compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is also dependent on the settlement of various lawsuits and the continued funding of its operations from its primary lender, National Century Financial Enterprises, Inc. (the "Financing Source") or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

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

NOTE 3 -  Notes Payable - Related Party

At September 30, 1997, notes payable included approximately $37.9 million due to the Financing Source, through which the Company has obtained financing collateralized by certain accounts receivable.




                                    9 of 16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


THREE MONTHS:
Revenues from hospitals and medical clinics for the three months ended September 30, 1997 were $4.7 million compared to $6.0 million for the three months ended September 30, 1996. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) an increase in patient services provided at DCMC which resulted in an increase of revenues of approximately $0.2 million; (b) the Company ceased operating WMC on October 31, 1996, therefore no revenues were generated during the three months ended September 30, 1997, which resulted in a decrease of approximately $1.9 million; (c) the acquisition of PHP effective January 1, 1997 which generated revenues of approximately $0.6 million for the three months ended September 30, 1997; and (d) a cumulative decrease at other Company hospital and medical clinics of approximately $0.2 million.

The pharmaceutical products distribution division generated nominal revenues during the three months ended September 30, 1997 due to litigation commenced as a result of a dispute between the Company and its joint venture partner. Notwithstanding this litigation the pharmaceutical products distribution division is moving forward and anticipates generating revenues in the first quarter of 1998. The Company began this division in 1996 but it did not generate revenues until the fourth quarter of 1996 and thus the reason why no revenues are reflected for the three months ended September 30, 1996.

Costs and expenses decreased 24% to $5.6 million for the three months ended September 30, 1997 from $7.3 million for the three months ended September 30, 1996. Of these 1997 expenses, hospital management operations accounted for $5.2 million, pharmaceutical distribution accounted for $0.1 million, and the corporate expenses of the Company were $0.3 million. The decrease in costs and expenses is primarily the result of (a) an increase in patient services provided at DCMC resulting in an increase of costs and expenses of approximately $0.3 million; (b) the Company ceased operating WMC on October 31, 1996, therefore no costs and expenses were incurred during the three months ended September 30, 1997, which resulted in a decrease of approximately $2.2 million; (c) the acquisition of PHP effective January 1, 1997 which generated costs and expenses of approximately $1.0 million for the three months ended September 30, 1997; (d) costs and expenses associated with the pharmaceutical products distribution division, which first incurred costs in the fourth quarter of 1996, of approximately $0.1 million; and (e) a cumulative decrease at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $0.9 million.


                                    10 of 16

Interest expense increased 33% to $1.6 million for the three months ended September 30, 1997 from $1.2 million for the three months ended September 30, 1996. This increase is due to a higher level of borrowings from the Financing Source. (see "Financial Condition, Liquidity, and Capital Resources" below).

NINE MONTHS:
Revenues from hospitals and medical clinics for the nine months ended September 30, 1997 were $15.2 million compared to $13.8 million for the nine months ended September 30, 1996. The increase in revenues from hospitals and medical clinics is primarily the result of (a) the nine months ended September 30, 1997 includes nine months of operations from DCMC while the nine months ended September 30, 1996 only includes six months of operations from DCMC resulting in an increase of revenues of approximately $4.9 million; (b) the Company ceased operating WMC on October 31, 1996, therefore no revenues were generated during the nine months ended September 30, 1997, which resulted in a decrease of approximately $4.2 million; (c) the acquisition of PHP on January 1, 1997 which generated revenues of approximately $1.7 million for the nine months ended September 30, 1997; and
(d) a cumulative decrease at other Company hospital and medical clinics of approximately $1.0 million.

Revenues from the pharmaceutical products distribution division for the nine months ended September 30, 1997 were $0.3 million. The Company began this division in 1996 but it did not generate revenues until the fourth quarter of 1996 and thus the reason why no revenues are reflected for the nine months ended September 30, 1996.

Costs and expenses increased 8% to $17.6 million for the nine months ended September 30, 1997 from $16.3 million for the nine months ended September 30, 1996. Of these 1997 expenses, hospital management operations accounted for $16.0 million, pharmaceutical distribution accounted for $0.6 million, and the corporate expenses of the Company were $1.0 million. The increase in costs and expenses is primarily the result of (a) the nine months ended September 30, 1997 includes nine months of operations from DCMC while the nine months ended September 30, 1996 only includes six months of operations from DCMC which resulted in an increase of costs and expenses of approximately $4.8 million; (b) the Company ceased operating WMC on October 31, 1996, therefore no costs and expense were incurred during the nine months ended September 30, 1997, which resulted in a decrease of approximately $4.4 million; (c) the acquisition of PHP on January 1, 1997 which generated costs and expenses of approximately $2.9 million for the nine months ended September 30, 1997; (d) costs and expenses associated with the pharmaceutical products distribution division, which first incurred costs in the fourth quarter of 1996, of approximately $0.6 million; and
(e) a cumulative decrease at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $2.6 million.




                                    11 of 16

Interest expense increased 52% to $4.7 million for the nine months ended September 30, 1997 from $3.1 million for the nine months ended September 30, 1996. This increase is due primarily to a higher level of borrowings from the Financing Source (see "Financial Condition, Liquidity, and Capital Resources" below).

No provision for income taxes has been provided on the gain from discontinued operations since existing net operating loss carryforwards from continuing operations may be substantially limited.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

During the nine months ended September 30, 1997, the Company's working capital deficit increased by approximately $7.6 million to $42.4 million. This increase in the working capital deficit was primarily due to a $5.9 million increase in the level of funding from the Financing Source as well as operating losses. In addition, the Company is a defendant in various lawsuits. Through September 30, 1997, the Company's ability to continue as a going concern is dependent on successful resolution of the lawsuits and the continued funding of its operations by the Financing Source. Without this funding, the Company's ability to operate its business would be adversely impacted. As a result of the elimination by the Company of a portion of its unprofitable operations, the continued dependence on the Financing Source has been lessened. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Financing Source, or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's continuing operations (i.e. hospital management ("CHC") and pharmaceutical products distribution ("BHC")) are presently being funded through financing agreements with the Financing Source and the Company's various operating facilities. Agreements to finance eligible accounts receivable exist with Smith County Hospital, DCMC, PHP, and the retail pharmacy used by BHC in Florida to facilitate the delivery of biological products to patients. At September 30, 1997, approximately $16.9 million had been funded (net) by the Financing Source and its related affiliates under these current agreements. Of this amount, approximately $3.5 million had been funded under agreement with WMC, which the Company ceased operating on October 31, 1996.

While the Company has not yet reached profitability operationally, it has several plans of action in progress designed to improve profitability as well as cash flow. The Company has divested a portion of its loss operations and will continue to pursue additional sources of revenues by expanding its hospital operations and other specialty medical services.



                                    12 of 16

GOING CONCERN

The reports of the independent auditors of the Company on its 1996, 1995 and 1994 consolidated financial statements express substantial doubt about the Company's ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency and delinquencies, defaults on its accounts payable and other outstanding liabilities, litigation, as well as to the uncertainty of the Company's compliance with certain Medicare and state statutes and regulations. As of January 1, 1995, the Company's subsidiary that operated the medical diagnostic services business segment ("Manatee") was unable to comply with certain provisions of the OBRA 1993 amendments to the Stark Act, as well as, certain similar state statutes. Although the Company has not been the subject of, and is not currently the subject of, any administrative proceedings concerning violations of federal or state self-referral statutes or regulations, in the event that the Company is found to have violated such statutes and regulations, it could be subject to cumulative fines and penalties and could also be required to make refunds, which may aggregate up to approximately $50.0 million. The Company believes, however, that due to the filing of the Chapter 7 bankruptcy petition for Manatee in April 1996, the likelihood of such enforcement actions occurring is remote.

As mentioned in the Financial Condition section, the Company is dependent on the continued funding currently being received from the Financing Source to continue operations. The discontinuance of such funding, and the unavailability of financing to replace such funding, could result in the Company ceasing its operations.




                                    13 of 16

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

The registrant held its 1997 annual meeting of stockholders on November 20, 1997 in Columbus, Ohio.

At the annual meeting, the following directors were elected to hold office until the next annual meeting of stockholders or until their respective successors are elected and qualify: Michael L. Goldberg, Phillip E. Pearce, Michael J. Pickering, M.D. and Randolph H. Speer. Lance K. Poulsen, a nominee to be a director of registrant, withdrew his nomination prior to the annual meeting for personal reasons. No terms of existing directors continued after the annual meeting of stockholders. The number of votes cast for, or withheld, with respect to each nominee, was as follows:

                                                FOR            WITHHELD
                                                ---            --------

           Michael L. Goldberg               6,518,522          64,258
           Phillip E. Pearce                 6,534,628          48,152
           Michael J. Pickering, M.D.        6,534,628          48,152
           Randolph H. Speer                 6,529,003          53,777

No other matter was submitted to a vote of stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                                                                 SEQUENTIALLY
                                                                 NUMBERED PAGE
                                                                 -------------

a)       Exhibit 11:  Computation of primary earnings per share.       16

b)       Reports on Forms 8-K were filed as follows:

           None



                                    14 of 16

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rx MEDICAL SERVICES CORP.




By: /s/ Randolph H. Speer
    ---------------------------
    Randolph H. Speer
    President and
    Principal Accounting Officer

Date: January 5, 1998











                                    15 of 16