Form 10-K405
period 1997-12-31
RX MEDICAL SERVICES CORP
filed 1998-03-31
CIK 868825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _________________.

                         Commission file number: 1-10963

                            RX MEDICAL SERVICES CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  NEVADA                                 NO. 87-0436782
      ----------------------------                      ----------------
      (State or other jurisdiction                      (I.R.S. Employer
           of incorporation)                           Identification No.)

888 EAST LAS OLAS BOULEVARD - SUITE 210,
FORT LAUDERDALE, FLORIDA   33301                            (954) 462-1711
---------------------------------------------------   -----------------------
(Address of principal executive offices) (Zip Code)   (Registrant's telephone
                                                    number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     COMMON STOCK, $.002 PAR VALUE                              NONE
     -----------------------------                   ----------------------
        (Title of each class)                        (Name of each exchange
                                                       on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (determined on the basis of the closing price of Registrant's Common Stock on the OTC Electronic Bulletin Board on March 16, 1998) was $1,424,178.

As of March 16, 1998, Registrant had outstanding 9,164,117 shares of Common
Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                     PART I

ITEM 1.           BUSINESS

INTRODUCTION

Rx Medical Services Corp. ("RXM" or the "Company") is a holding company which, through its subsidiaries, is a provider of healthcare services in the United States. At December 31, 1997, the Company was engaged in two healthcare businesses: the operation and management of hospitals and clinics located predominantly in rural markets in the southeast, and the wholesale distribution of pharmaceutical products. The hospital management operation is conducted through the Company's wholly-owned subsidiary, Consolidated Health Corporation of Mississippi, Inc. ("CHC"), a Mississippi corporation which the Company acquired in July 1995 through a merger transaction. CHC operates and/or manages two hospitals and one medical clinic in Mississippi, one hospital and three medical clinics in Virginia and a hospital in Pittsburgh, Pennsylvania, with a total of 122 licensed hospital beds. The pharmaceutical distribution operation, known as BioLogic Health Care ("BHC"), is conducted through Rx Medical Imaging Corp. ("RxMIC") and Rx Medical Management, Inc., ("RxM Management"), two Florida corporations wholly-owned by the Company. BHC engages in the business of distributing, on a wholesale basis, biological and biotech products for chronic care outpatients through a network of retail pharmacy providers.

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

With respect to its pharmaceutical products distribution and home infusion services business, the Company originally entered the business in July 1995 as a minority partner (25%) of a California partnership with the same name, Biologic Health Care, which operates in the Northern California market. During 1996, the Company expanded the BHC operation into Southern California and the State of Florida. The Company has structured BHC as a cost effective, alternate site care model for the distribution of biological and biotech products and services through a vertically integrated pharmacy benefits management network. However, progress in growing this business segment has been slow (see Item 3. "Legal Proceedings", below) and revenues for the 1997 fiscal year were minimal.

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

FINANCING: In April 1994, the Company received a commitment from National Century Financial Enterprises, Inc., the Company's primary financing source (the "Financing Source") to provide the Company with a $20 million acquisition line of credit which is intended to finance the medical accounts receivable of the businesses that may be acquired by the Company. See Item 13. "Certain Relationships and Related Transactions". As of December 31, 1997, the $20 million line of credit remained available under this commitment. Competition in the health care industry for acquisition candidates is intense, and there can be no assurance that candidates will be available to the Company on favorable terms or at all.

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

Effective as of March 30, 1996, newly formed subsidiaries of CHC entered into operating lease agreements on two rural hospitals owned by an affiliate of the Financing Source. The hospitals are the Whitwell Medical Center located in Whitwell, Tennessee, which has 17 medical/surgical and 35 alcohol and drug abuse beds, and the Dickenson County Medical Center, a 50 bed acute care facility located in Clintwood, Virginia. Included in the operations of Dickenson County Medical Center are three medical clinics. These facilities were acquired by the affiliate of the Financing Source on March 29, 1996, from Volunteer Healthcare Systems, Inc., a debtor in bankruptcy pursuant to a petition for reorganization under Chapter 11 of the Bankruptcy Code. The operating leases, each for 20 years, provide that CHC will operate and manage the facilities and pay the lessor approximately $95,500 per month for the Dickenson facility and equipment and approximately $27,300 per month for the Whitwell facility and equipment. In connection with the operating leases, the owner granted CHC an option to purchase both hospitals, during the one year period commencing May 1, 1996, for a purchase price equal to the assumption of all liabilities and indebtedness attributable to or secured by the facilities and equipment.

In May 1996, the Company had repurchased (a) the rights to the 330,000 shares of RXM Common Stock and (b) a total of 400,000 shares of series F convertible preferred stock issued to the minority shareholders of CHC at the time CHC was acquired by the Company in July 1995. In consideration therefore, the Company transferred to such minority shareholders the right to exercise CHC's option to purchase the Whitwell Medical Center, and entered into various agreements pursuant to which the minority shareholders, through their company Star Health Services, Inc., now Ameris Health Systems, ("Ameris"), would manage or sub-manage, as the case may be, four hospital facilities in CHC's portfolio (excluding Dickenson County Medical Center) and the one medical clinic in Mississippi, and be paid a portion of the management fees payable to CHC. On August 13, 1996, Ameris notified the Company and the owner of Whitwell Medical Center, of its decision to exercise the option to purchase the land, building and equipment comprising the Whitwell Medical Center. Closing on this purchase occurred on October 31, 1996, at which date CHC ceased operating the Whitwell Medical Center.

CHC's option to purchase Dickenson County Medical Center has been extended by the owner of that facility from May 1, 1997 to December 31, 1998.

On April 30, 1996, one month following the acquisition of Dickenson County Medical Center by the affiliate of the Financing Source, the bankruptcy court entered an order rejecting all executory contracts, including Dickenson County Medical Center's Medicare provider contract. This occurred without the knowledge or consent of CHC or the purchaser of the facility, and has resulted in the denial of Medicare claims from that facility for the period from March 30, 1996 through June 2, 1996, amounting to $ 793,856. CHC has requested the Health Care Financing Administration ("HCFA") to reconsider its decision to issue a new provider agreement effective June 3, 1996 and to revise the effective date of the agreement to March 30, 1996, or, alternatively, May 1, 1996. Since HCFA has yet to reconsider its decision (a proceeding seeking such reconsideration is still pending), and CHC and the owner of the facility may have no further viable legal recourse to contest that decision, the Company has recorded a loss of revenue equal to 100% of the denied Medicare claims.

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

The following table sets forth the name of each of CHC's hospitals, its location, the number of licensed beds and whether the hospital is owned, leased or managed:

                                                                                 OWNED, LEASED
NAME                                LOCATION            LICENSED BEDS              OR MANAGED
----                                --------            -------------              ----------
Smith County General Hospital       Raleigh, MS               29                    Leased
Scott Regional Hospital             Morton, MS                30                   Managed *
Newton Regional Hospital            Newton, MS                39                   Managed **
Dickenson County Med. Center        Clintwood, VA             50                    Leased
Podiatry Hospital of Pittsburgh     Pittsburgh, PA            13                    Owned


------------------
* The management agreement for this facility will terminate in April 1998 and will not be renewed. However, in February, 1998, CHC exercised its option to purchase the hospital which is currently the subject of pending litigation (see
Item 3. "Legal Proceedings").

** On February 4, 1998, CHC agreed to settle certain claims it had against Newton Hospital located in Newton, Mississippi. The hospital agreed to pay CHC the sum of $500,000, payable $200,000 in cash and $300,000 in a two year note at 8% interest per annum, in settlement of outstanding notes and management fees. As part of the settlement, CHC agreed to terminate its management responsibilities to manage Newton Hospital retroactive to December 31, 1997. Effective January 1, 1998, Ameris assumed CHC's role as manager of this facility.

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

In furtherance of its strategic plan, a CHC subsidiary acquired, effective as of January 1, 1997, the operating assets of the Podiatry Hospital of Pittsburgh, a 13 licensed bed specialty hospital, with current operations consisting entirely of podiatry surgical procedures. The purchase price for the hospital assets, which consist of land, buildings, inventory and equipment, was $1,542,000, of which $1,166,000 was cash, $250,000 was in the form of a purchase money second mortgage taken by the seller, and $126,366 represented the assumption of certain liabilities. The cash portion of the purchase price was funded by an affiliate of the Financing Source through an accounts receivable credit facility designed for the hospital and the issuance by the purchaser (a subsidiary of CHC) of two promissory notes originally totaling $635,000, secured by a first mortgage on the acquired assets. One of the notes, in the amount of $335,000, bears interest at the rate of 17% per annum, with the principal amount and all accrued interest currently due on July 15, 1997. The other note, in the amount of $300,000, bears interest at a rate equal to three percentage points over the prime rate, with the principal amount and all accrued interest due also on July 15, 1997. In October 1997, the maturity dates of both notes were extended to July 15, 1998 and the accrued interest on both notes through October 15, 1997 was added to the original principal balances of the notes. The new unpaid principal balances of both notes as of October 15, 1997 were $378,375.62 and $318,974.99, respectively. This financing is not part of the overall $20 million in acquisition financing that the Financing Source has committed to the Company for its use based on the qualifying receivables of the companies to be acquired (see "Business Strategy" above). The Company is seeking long-term financing to replace the $635,000 in short term financing due July 15, 1998. However, no assurance can be given that such replacement financing is currently available. In the alternative, the Financing Source has indicated its intent to extend the maturity date of its notes until such time as long-term financing is secured by CHC.

Since its acquisition of the Podiatry Hospital of Pittsburgh, CHC has experienced a reduction in revenues from the hospital due primarily to the loss of a group of the hospital's admitting physicians who, following the acquisition, affiliated with another hospital in the area. In order to reverse this trend, CHC recently decided to change the hospital's name to the "Pittsburgh Specialty Hospital" and is seeking approval from the Department of Health of Pennsylvania to add, in addition to podiatry, plastic surgery and ophthalmology, and other specialties.

SOURCES OF REVENUES

Hospital revenues are received primarily from three categories of payors: private payors (primarily private insurance), the federal government under the Medicare program and state governments under their respective Medicaid programs. The following table sets forth the percentages of net operating revenues received by CHC's hospitals from each category of payor for the year ended December 31, 1997:

       Medicare and Medicaid........................................ 50%
       Private and other sources.................................... 50%

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

EMPLOYEES AND MEDICAL STAFFS

CHC has approximately 341 full-time and part-time employees at its hospitals, of which approximately 49% are nursing personnel (i.e. registered nurses, licensed vocational nurses and licensed practical nurses). Other than for the Dickenson County Medical Center in Clintwood, Virginia, which has 199 employees, CHC's employees are not represented by any labor union. The union agreement pertaining to Dickenson County Medical Center has an initial expiration date of July 1, 1998, and is renewable on a year-to-year basis thereafter unless either party, after due notice, desires to modify or terminate the agreement.

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

HOSPITAL ACCREDITATION AND LICENSING

Of the four hospitals owned, leased or managed by CHC, one is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). With regard to accreditation by JCAHO, or the American Osteopathis Association, another accrediting body, it is CHC's intention to meet the requirements of the managed care contract providers for each of its hospitals. All hospitals, and the healthcare industry generally, are subject to extensive federal, state and local regulation relating to licensure, conduct of operations, billing and reimbursement, relationships with physicians, construction of new facilities, expansion or acquisition of existing facilities and the offering of new services. Each of CHC's hospitals is licensed by the department of health or an equivalent agency in the state in which the hospital is located. These federal and state agencies conduct periodic inspections to ensure that a hospital maintains adequate standards of medical care, equipment and cleanliness. Failure to comply with applicable laws and regulations could result in, among other things, the imposition of fines, temporary suspension of the ability to admit new patients to the facility or, in extreme circumstances, exclusion from participation in government healthcare reimbursement programs such as Medicare and Medicaid (from which the Company derives substantial revenues) or the revocation of facility licenses. The Company believes that it is in substantial compliance with all material regulations, although there is no assurance that CHC's hospitals will be able to comply in the future and there can be no assurance that future regulatory changes will not have an adverse impact on the Company.

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

BIOLOGICAL PRODUCTS DISTRIBUTION DIVISION - BHC

In July 1995, the Company entered into a joint venture with Biologic Health Resources, a Nevada corporation ("BHR"), to establish a pharmacy benefits management company specializing in the delivery of biotech products and patient services known as BioLogic Health Care ("BHC"). Initially, BHC was formed as a general partnership in California to service the northern California market ("BHC-Northern California"). The Company owns a 25% interest in BHC-Northern California, through its wholly-owned subsidiary, RxMIC. BHC's managed care structure provides health care payors and providers a cost efficient alternative to the traditional home infusion companies for the delivery of biotech products and services. BHC will seek to lower the cost of care associated with home infusion services through a vertically integrated pharmacy benefits management organization for biological and biotech therapeutics used to treat many rare chronic diseases. BHC is concentrating its efforts in northern California on providing services and biological products to hemophilia patients. As an alternative to hemophilia treatment centers and home infusion companies, BHC contracts with pharmaceutical manufacturers to purchase biological and biotech products and through arrangements with non-chain retail pharmacies, BHC facilitates the dispensing of these products to the patients. The BHC delivery model is patient focused and can be custom-tailored to function effectively within any integrated delivery system for their rare chronically-ill patients. The BHC model enables a more efficient management of all the cost points relative to alternate-site chronic care and will enhance the health care provider's ability to better manage risk.

BHC-Northern California has been operating since July 1995 with the first revenues generated in September 1995. The Company expanded the BHC operation into Southern California and Florida during the second half of 1996. In October 1996, BioLogic Health Care-Florida, Inc. ("BHC-FL") was incorporated in Florida to operate the BHC Florida operation. BHC-FL is owned 87.5% by Rx Medical Management Inc. ("RXM Management"), a wholly-owned subsidiary of the Company. The remaining 12.5% of BHC-FL is owned by one of the principals of BHR. In November 1996, BioLogic Health Care-Southern California, Inc. ("BHC-SC") was incorporated in California. BHC-SC is owned 75% by RxM Management. The remaining 25% of BHC-SC is owned by one of the principals of BHR. At December 31, 1996, the Company, due to a partnership dispute described below, provided a reserve equal to 100% of its investment in BHC-Northern California of $180,000.

In March 1997, the Company learned that the principals of BHR had conspired to violate the BHC agreements by entering into direct competition with the BHC operations in Florida and California. In April 1997 Company commenced an action in Florida Circuit Court (Dade County) against BHR's new Florida operation seeking to enjoin BHR from stealing BHC-FL's patients and for damages in an unspecified amount for breach of contract and tortious interference with BHC-FL's business. That action is presently pending. In addition, in June 1997, the Company commenced an action in Superior Court of California (Santa Clara County) seeking a dissolution of the BHC-Northern California general partnership, an accounting of monies alleged to have been diverted by BHR from BHC- Northern California for BHR's own use, and for damages for breach of contract. See Item 3. "Legal Proceedings". The actions of BHR that are the subject of the lawsuit in Florida significantly weakened the BHC operation in Florida. Only recently has sales activity been recorded for this unit. The BHC-Northern California unit ceased operations in the last quarter of 1997 as a result of the dispute between the BHC partners. Notwithstanding these setbacks, the Company is proceeding with its business plan of building the BHC business in the Florida and California markets.

FINANCIAL INFORMATION

The Company's net revenues from continuing operations, by business segment during the past three fiscal years, were as follows (in thousands):

                                            YEARS ENDED DECEMBER 31,
                                       ----------------------------------
                                         1997         1996         1995
                                       -------      -------       -------

Hospitals and Medical Clinics          19,627       16,926         1,844
Pharmaceutical Products                   345           54            --

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

EMPLOYEES.

The Company has a total of approximately 350 employees, of whom approximately 344 are engaged in the operation of the Company's hospital management and pharmaceutical products distribution divisions, and the remainder are engaged in administrative functions at the Company's Fort Lauderdale, Florida corporate headquarters.

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

ITEM 3.           LEGAL PROCEEDINGS

On July 22, 1994, two individuals who hold an aggregate of 1,125 shares of RXM Common Stock filed a stockholders' lawsuit against the Company and the Company's Chief Executive Officer (who is also a director of the Company), in the United States District Court for the Southern District of Florida under the title ABRAHAM KRELOFF AND SHEILA RICH V. RX MEDICAL SERVICES CORP. AND MICHAEL L. GOLDBERG (Case No. 94-6671-Civ-Zloch). The Company was served with the summons and complaint on August 3, 1994. The two plaintiffs in this action sought to represent a class composed of all persons who purchased or otherwise acquired shares of RXM Common Stock in the period from June 3, 1992 through April 22, 1994. The complaint alleged the dissemination of materially false and misleading statements in connection with certain press releases and filings by the Company with the Securities and Exchange Commission between 1991 and 1994 allegedly causing an artificial inflation of the market price of RXM Common Stock. The complaint sought damages in an unspecified amount. The Company retained securities litigation counsel to represent it and Michael L. Goldberg in this matter. The Company and Mr. Goldberg filed an answer denying the allegations contained in the complaint and raising several affirmative defenses. In February 1996, the parties entered into a stipulation in which settlement of the class action lawsuit was reached. The Stipulation of Class Settlement was filed but never acted upon by the Court. On January 29, 1998, the lawsuit was voluntarily dismissed. An order Approving Stipulation of Dismissal and Dismissing Action Without Prejudice was entered by the presiding Judge and filed with the Clerk of the Court. In consideration for the voluntary dismissal without prejudice, the Company agreed to pay plaintiffs' counsel their out-of-pocket costs incurred in the lawsuit, amounting to approximately $16,000. No release of any claims was given to the defendants by virtue of this stipulation of dismissal.

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

On July 21, 1995, an action was commenced against the Company and three of its directors in the United States District Court, Eastern District of California (Fresno), under the title SHARI RAINWATER AND GREG RAINWATER V. RX MEDICAL SERVICE CORP., ET. AL. (Case No. CV-F-95-5596 REC/DIR). The complaint alleges fraud and misrepresentation and breach of a written employment agreement and seeks damages of not less than $600,000, declaratory relief and injunctive relief. The suit relates to the acquisition by the Company, through a merger transaction, of Quail Diagnostic Laboratories, Inc. in October 1992 and the subsequent employment of Shari Rainwater as the officer in charge of the Company's California clinical laboratory operations. Due to the filing of the Chapter 7 petition in bankruptcy by Manatee, most of the claims made by the plaintiffs can no longer be prosecuted. The only cause of action remaining to be litigated is one in fraud and rescission against the Company as a result of the merger. In March 1998, a tentative settlement was reached between the parties, pursuant to which the plaintiffs have agreed to accept the sum of $200,000 in complete satisfaction of their claims against the defendants. Upon receipt of payment, the plaintiffs will file a dismissal of the action with prejudice and general releases will be exchanged. It is anticipated that the settlement will be finalized on or before May 1, 1998.

In February 1996, an action was commenced against the Company and Manatee by Eduardo R. Latour, as Trustee for Physicians Reference Lab Short Term Trust (the "Trust") in the Circuit Court for Pinellas County, Florida (Case No. 96-00683-CI-15). The beneficiary of the Trust is Deborah H. Behar, the wife of Morris Behar. Mr. Behar was a director of the Company until November 1997 and was formerly an executive vice president and a director of Manatee, and was previously the trustee of the Trust. The complaint filed in this action alleged a default under a promissory note from Manatee, which note had been guaranteed by the Company, and seeks damages in the amount of $3,060,000 against Manatee and the Company. In addition, the complaint sought to foreclose a security interest in certain assets of Manatee that had been pledged to the Trust by Manatee. The promissory note and pledge had been delivered to the Trust in connection with the Trust's sale, in December 1991, to Manatee of the Physician's Reference Laboratory Services group of clinical laboratories located in Florida. Due to the Manatee bankruptcy, the Company remained as the sole defendant in the action. In March 1998, an agreement was reached, prior to the date set for trial, to settle this lawsuit for a total of $577,500 payable in one lump sum on or before April 30, 1998. The Financing Source guaranteed payment of the settlement amount. Upon receipt of payment, the parties will file a voluntary dismissal of the action with prejudice.

On April 4, 1996, Manatee filed a voluntary petition under Section 301 of Chapter 7 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et. seq. in the Bankruptcy Court for the Southern District of Florida (Case No. 96-21552 BKC-RBR). On April 10, 1996, John P. Barbee of Fort Lauderdale, Florida was appointed trustee of the bankrupt estate. The bankruptcy proceeding is pending.

On April 8, 1997, the Company commenced an action against Biologic Health Resources (Florida) LLC ("BHR LLC") and five individuals, in the Circuit Court for Dade County, Florida, under the title BIOLOGIC HEALTH CARE - FLORIDA, INC.
V. BIOLOGIC HEALTH RESOURCES (FLORIDA) LLC, ET. AL. (Case No. 97-07747 CA 25). The complaint alleges that the principals of BHR conspired to violate the BHC agreements by entering into direct competition with the BHC-FL operation, and seeks injunctive relief and damages against two former BHC employees for violations of restrictive covenants contained in their employment agreements, and damages against BHR LLC and its principals for tortious interference with the business of BHC-FL. A motion by the Company for a temporary injunction against one of the former BHC-FL employees was granted in August 1997. The action is presently in discovery and no trial date has been set.

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

On January 29, 1998, an action was commenced by Morton Medical Center, Inc. ("MMC") in the Chancery Court of Scott County, Mississippi against CHC, Ameris and Scott County (Civil Action Case Number 98-085). The suit relates to an option originally held by MMC to purchase Scott Regional Hospital (the "Hospital") from Scott County. In 1993, Scott County had leased the Hospital to MMC and the lease contained the option to purchase, which MMC thereafter assigned to CHC as partial consideration for CHC's agreement to manage the Hospital for MMC. In 1996, CHC assigned the option to Ameris. The complaint seeks a declaratory judgment that the option to purchase the Hospital is void on public policy grounds and that CHC's assignment to Ameris lacked the required approval of MMC and was, therefore, invalid. After the action was commenced, CHC formally exercised the option to purchase, for itself or on behalf of Ameris, should Ameris decide to purchase the Hospital. Pursuant to the grant of option, the purchase price for the Hospital is $500,000, payable $100,000 at closing and the balance over four years in equal annual installments. No date has been set for closing, although the Company anticipates that MMC will seek to obtain a temporary restraining order staying the closing of the purchase pending the outcome of its lawsuit. The Company intends to vigorously oppose the lawsuit, which is presently in discovery. No trial date has been set.

In addition to the foregoing, the Company is involved in routine litigation arising in the ordinary course of its business which the Company believes would not have a material adverse effect on its financial position.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 20, 1997, the Company held its annual meeting of stockholders. One proposal, the election of directors, was submitted to a vote of the security holders of the Company. Set forth below is a list of the directors elected at the meeting, each of whom continued his term of office as director after the meeting, and the number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, with respect to each nominee for office:

            NAME                  VOTES FOR        VOTES WITHHELD        ABSTENTIONS           BROKER NON-VOTES
            ----                  ---------        --------------        -----------           ----------------
Michael L. Goldberg               6,518,522            64,258                 0                        0
Phillip E. Pearce                 6,534,628            48,152                 0                        0
Michael J. Pickering              6,534,628            48,152                 0                        0
Randolph H. Speer                 6,529,003            53,777                 0                        0


EXECUTIVE OFFICERS

 The executive officers of the Company as of December 31, 1997, are as follows:

                        NAME                       AGE                       POSITION
                        ----                       ---                       --------
          Michael L. Goldberg                      48          Chairman of the Board and
                                                                Chief Executive Officer

          Randolph H. Speer                        47          Director, President and
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

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

Effective December 3, 1996, shares of RXM Common Stock were formally delisted from the American Stock Exchange (the "Exchange"). Prior to that date, there had been no trading of the RXM Common Stock since April 1, 1996. RXM Common Stock is qualified for trading on the OTC Electronic Bulletin Board (the "OTC Bulletin Board"). Trading of the RXM Common Stock on the OTC Bulletin Board commenced in mid-December, 1996; however, such trading has been limited due to the Company's inability to comply with the filing requirements of the Securities Exchange Act of 1934 since April 1, 1996. The following table sets forth the high and low closing prices on the Exchange for 1995 and 1996 and on the OTC Bulletin Board for 1997:

                                                    HIGH          LOW
                                                    ----          ---

         1995     First Quarter                     2.25          1.44
         ----     Second Quarter                     1.88          .88
                  Third Quarter                      1.63          .94
                  Fourth Quarter                     1.19          .69

         1996     First Quarter                      1.50          .50
         ----     Second Quarter                      N/A          N/A
                  Third Quarter                       N/A          N/A
                  Fourth Quarter                      N/A          N/A

         1997     First Quarter                       .56          .06
         ----     Second Quarter                      .38          .13
                  Third Quarter                       .22          .09
                  Fourth Quarter                      .44          .10

On March 16, 1998, the closing price of RXM Common Stock on the OTC Bulletin Board was $.21 per share. In December 1993, RXM Common Stock was combined in a 1 for 4 reverse stock split. The prices in the preceding table have been adjusted to reflect this combination. As of March 16, 1998, based on the records of the Company's transfer agent, there were 773 holders of record of RXM Common Stock, excluding the number of beneficial owners whose shares are held in street name.

Although RXM Common Stock is qualified for trading on the OTC Bulletin Board, there can be no assurance that an active trading market will develop for such common stock.

Effective November 1, 1996, the 1,250,000 shares of the Company's Series E Preferred Stock were automatically fully converted into 625,000 shares of RXM Common Stock, as specified in the preferences and rights of the Series E Preferred Stock. Pursuant to the terms of the Series E Preferred Stock, the Company was required to make monthly dividend payments at the rate of

12% per annum payable in arrears, calculated on the average of the total dollar value of the Series E Preferred Stock remaining unconverted for the preceding month (see Note 6 to the Notes to Consolidated Financial Statements). At December 31, 1997 the Company had dividends in arrears in the amount of $304,589.

On January 1, 1996 and on a quarterly basis thereafter (April 1, July 1, and October 1) until the shares of the Company's Series F Preferred Stock are fully converted (on or before July 1, 1998), as specified in the preferences and rights of the Series F Preferred Stock, the Company is required to make quarterly dividend payments, in cash at the rate of $.40 per annum per share or, at the election of the holder, in RXM Common Stock, payable in arrears (see Note 6 to the Notes to Consolidated Financial Statements). At December 31, 1997, the Company had dividends in arrears in the amount of 1,560,702 shares of RXM Common Stock.

ITEM 6.           SELECTED FINANCIAL DATA

                            Rx Medical Services Corp.
                        Summary of Financial Information
             (Dollar amounts in thousands, except per share amounts)

                                                        YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------
                                          1997      1996        1995        1994        1993
                                          ----      ----         ----       ----         ----
Revenues                               $ 19,972    $ 16,980    $  1,844    $     --    $     --
Loss from continuing operations        $ (9,147)   $ (9,988)   $ (4,731)   $ (3,637)   $ (4,051)
Net loss                               $ (8,993)   $ (7,669)   $(20,421)   $(12,904)   $(14,025)
Loss per common share:
   Loss from continuing operations     $  (1.03)   $  (1.20)   $  (0.58)   $  (0.58)   $  (1.18)
   Net loss                            $  (1.01)   $  (0.93)   $  (2.42)   $  (2.05)   $  (4.09)
Distributions                          $     --    $     --    $     --    $     --    $     --
Total assets                           $  6,473    $  6,390    $  2,547    $  9,379    $ 12,666
Working capital deficit                $(44,912)   $(34,711)   $(25,503)   $(15,381)   $ (8,492)
Long-term debt                         $    202    $    592    $    736    $     --    $  1,210
Total shareholders' equity (deficit)   $(43,629)   $(34,396)   $(26,361)   $ (6,059)   $  2,181

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

From inception, the Company was unable to achieve profitability in its medical diagnostic business. Commencing in 1995, and continuing in 1996, management embarked on a plan to reorganize the Company. In March 1995, the Company closed an MRI center in Fort Lauderdale, Florida. An MRI center, in Victorville, California, was closed in June 1994. In August 1995, the Company sold its entire clinical laboratory operation in California and in January 1996 it sold its Louisiana clinical laboratory operation.

In April 1996, due to continuing losses and intense pressure from creditors, Manatee, which operated the Company's medical diagnostic services business segment, filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code. This resulted in the closing of the Company's remaining medical diagnostic facilities. Management decided that it was in the best interests of the Company and its shareholders to discontinue the operations of this division, and to focus its future efforts on the expansion of its hospital management and pharmaceutical products distribution businesses.

As a result of this decision, for all years presented, the medical diagnostic services business segment has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, which provides for the reporting of operating results of discontinued operations separately from the continuing operations. Gains and (losses) from discontinued operations amounted to $181,000, $229,000 and $(15,183,000) for the years ended December 31, 1997, 1996 and 1995, respectively.

Also, gains and losses on the settlement of liabilities and on the purchase of accounts receivable have been accounted for as extraordinary items in accordance with APB 30, which provides for the reporting of such material, non-recurring events separately from the continuing operations. Gains and (losses) from extraordinary items amounted to $(27,000), $2,090,000 and $(507,000) for the years ended December 31, 1997, 1996 and 1995, respectively.

Including losses from continuing operations, net losses of the Company were $(8,993,000), $(7,669,000) and $(20,421,000) for the fiscal years 1997, 1996 and
1995, respectively.

RESULTS OF OPERATIONS

1997 VS. 1996

Revenues from hospitals and medical clinics for the year ended December 31, 1997 were $19.9 million compared to $16.9 million for the year ended December 31, 1996. The increase in revenues from hospitals and medical clinics is primarily the result of (a) the year ended December 31, 1997 includes twelve months of operations from the Dickenson County Medical Center located in Clintwood, Virginia ("DCMC") while the year ended December 31, 1996 only includes nine months of operations from DCMC resulting in an increase of revenues of approximately $5.6 million; (b) the Company ceased operating the Whitwell Medical Center located in Whitwell, Tennessee ("WMC") on October 31, 1996, therefore no revenues were generated during the year ended December 31, 1997, which resulted in a decrease of approximately $4.1 million; (c) the acquisition of the Podiatry Hospital of Pittsburgh, Pennsylvania ("PHP") effective January 1, 1997 which generated revenues of approximately $2.3 million for the year ended December 31, 1997; and
(d) a cumulative decrease at other Company hospital and medical clinics of approximately $1.1 million.

Revenues from the pharmaceutical products distribution division for the year ended December 31, 1997 were $0.3 million compared to $0.1 million for the year ended December 31, 1997. The increase in revenues from the pharmaceutical products distribution division is primarily the result of the Company beginning this division in July 1996 and therefore the year end December 31, 1997 includes twelve months of operations while the year ended December 31, 1996 includes only six months of operations.

Costs and expenses increased 3% to $22.8 million for the year ended December 31, 1997 from $22.1 million for the year ended December 31, 1996. Of these 1997 expenses, hospital management operations accounted for $20.9 million, pharmaceutical distribution accounted for $0.6 million, and the corporate expenses of the Company were $1.3 million. The increase in costs and expenses is primarily the result of (a) the year ended December 31, 1997 includes twelve months of operations from DCMC while the year ended December 31, 1996 only includes nine months of operations from DCMC which resulted in an increase of costs and expenses of approximately $4.8 million; (b) the Company ceased operating WMC on October 31, 1996, therefore no costs and expense were incurred during the year ended December 31, 1997, which resulted in a decrease of approximately $5.7 million; (c) the acquisition of PHP effective January 1, 1997 which generated costs and expenses of approximately $3.6 million for the year ended December 31, 1997; (d) costs and expenses associated with the pharmaceutical products distribution division, which first incurred costs in the fourth quarter of 1996, of approximately $0.4 million; and (e) a cumulative decrease at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $2.4 million.

Interest expense increased 37% to $6.4 million for the year ended December 31, 1997 from $4.7 million for the year ended December 31, 1996. This increase is due primarily to a higher level of borrowings from the Financing Source. (See "Financial Condition, Liquidity, and Capital Resources").

No provision for income taxes has been provided on the gain from discontinued operations since existing net operating loss carryforwards from continuing operations may be substantially limited.

RESULTS OF OPERATIONS

1996 VS. 1995

Revenues from hospitals and medical clinics for 1996 were $16.9 million compared to $1.8 million in 1995. The Company began operating its hospital management division in 1995 and revenues include the results of operations from August 1, 1995. In 1996, the Company began operating two additional hospitals - DCMC and WMC. Revenues include the results of operations of DCMC for the nine month period from April 1, 1996 to December 31, 1996 and WMC for the seven month period from April 1, 1996 to October 31, 1996.

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At December 31, 1997 and 1996, the Company's working capital deficit was $44.9 million and $34.7 million, respectively. This increase in the working capital deficit was primarily due to a $8.2 million increase in the level of funding from the Financing Source as well as operating losses. In addition, the Company is a defendant in various lawsuits. Through December 31, 1997, the Company's ability to continue as a going concern is dependent on successful resolution of the lawsuits and the continued funding of its operations by the Financing Source. Without this funding, the Company's ability to operate its business would be adversely impacted. As a result of the elimination by the Company of a portion of its unprofitable operations, the continued dependence on the Financing Source has been lessened. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Financing Source, or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's continuing operations (i.e. hospital management ("CHC") and pharmaceutical products distribution ("BHC")) are presently being funded through financing agreements with the Financing Source and the various operating facilities. Agreements to purchase the eligible accounts receivable exist with Smith County Hospital, Dickenson County Medical Center, the Podiatry Hospital of Pittsburgh and the retail pharmacy used by BHC in Florida to facilitate the delivery of the biological products to patients. At December 31, 1997 approximately $17.0 million had been funded (net) by the Financing Source and its related affiliates under these current agreements. Of this amount, approximately $4.9 million had been funded under agreement with WMC, which was sold on October 31, 1996.

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

In October 1993, the Company entered into an agreement with the Financing Source, providing the Company with accounts receivable based financing which initially produced cash to the Company of approximately $2.6 million (the "1993 Commitment"). That agreement, which expired in April 1997, provided that the Financing Source would periodically purchase certain eligible accounts receivable, up to an aggregate of $25 million. However, due to the bankruptcy of Manatee, the Company is not generating accounts receivable that could be purchased under the 1993 Commitment. The Financing Source and its related affiliates, through April 4, 1996, had funded and invested approximately $21.0 million in debt and equity in the Company. Of that amount, $2.3 million was paid for equity and $18.7 million was advanced pursuant to the 1993 Commitment and additional advances. The Financing Source had, and continues to have, no contractual obligation to fund additional advances pursuant to the 1993 Commitment.

While the Company has not yet reached profitability operationally, it has several plans of action in progress designed to improve profitability as well as cash flow. The Company has divested its loss operations and will continue to pursue additional sources of revenues by expanding its hospital operations and other specialty medical services.

GOING CONCERN

The report of the independent auditors of the Company on its 1997, 1996 and 1995 consolidated financial statements express substantial doubt about the Company's ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency, delinquencies and defaults on its accounts payable and other outstanding liabilities, litigation, as well as to the uncertainty of the Company's compliance with certain Medicare and state statutes and regulations. As of January 1, 1995, the Company was unable to comply with certain provisions of the OBRA 1993 amendments to the Stark Act, as well as, certain similar state statutes. Although the Company has not been the subject of, and is not currently the subject of, any administrative proceedings concerning violations of federal or state self-referral statutes or regulations, in the event that the Company is found to have violated such statutes and regulations, it could be subject to cumulative fines and penalties and could also be required to make refunds, which may aggregate up to approximately $50.0 million. The Company believes, however, that due to the filing of the Chapter 7 bankruptcy petition for Manatee, the likelihood of such enforcement actions occurring is remote.

As mentioned in the Financial Condition section, the Company is dependent on the continued funding currently being received from the Financing Source to continue operations. The discontinuance of such funding, and the unavailability of financing to replace such funding, could result in the Company ceasing its operations.

OUTLOOK

The Company views its decision to discontinue the operation of its medical diagnostic services business segment and to invest its current and future resources on the expansion of its hospital and pharmaceutical products distribution businesses as positive from a strategic standpoint. In the hospital division, the Company will continue to pursue new opportunities in all areas of hospital operations to include management, operational leases, joint ventures and the acquisition of assets. In the pharmaceutical products distribution division, the Company has scaled back its emphasis in the retail area but will continue as a wholesale distributor. The Company will, however, continue to seek retail patients in certain geographic markets where business objectives can be met. (See Part I Item 1. "Business"). There can be no assurance, however, that the Company will achieve its strategic objectives.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to the index of financial statements and schedules as presented on page
37. Information on selected quarterly financial data is not required for the Registrant pursuant to the rules of the Commission.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS OF THE REGISTRANT

DIRECTORS

The Company's by-laws provide that the number of directors shall be not less than three nor more than ten. The actual number of directors is determined by resolution of the Board from time to time. The Company's by-laws also provide that directors are elected at the annual meeting of shareholders for a term of office of one year or until their successors are elected and qualify. The last annual meeting of shareholders was held on November 20, 1997. All of the current directors were elected at that meeting. The Company anticipates that the next annual meeting of shareholders will be held in the summer of 1998. The number of directors is currently set at nine. Only four persons, however, are currently serving as directors. Following is information concerning each of the current directors of the Company:

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

PHILLIP E. PEARCE, 69 (a director since 1992). Mr. Pearce has been in the investment banking and securities business since receiving his Graduate Degree from the Wharton School in 1954. From 1969 to 1983, he served as Senior Vice President and a Director of E.F. Hutton of New York City, served on the Board of Governors of the New York Stock Exchange and was Chairman of the Board of Governors of the National Association of Securities Dealers, Inc. From 1983 to 1988, Mr. Pearce served as President of Phillip E. Pearce & Co., and since 1988 has been a partner in Pearce-Henry Capital Corp. of Charlotte, North Carolina, an investment banking firm. Mr. Pearce was also a contributing author and editor of the Dow Jones publication of the Stock Market Handbook, and sat on the advisory council to the Securities and Exchange Commission on THE INSTITUTIONAL STUDY OF THE STOCK MARKETS.

MICHAEL J. PICKERING, M.D., 67 (a director since 1990). Dr. Pickering has practiced as a medical doctor specializing in nephrology since receiving his medical degree from the University of Florida in 1961. He has certifications from the American

Board of Internal Medicine and the American Board of Internal Medicine in the Subspecialty of Nephrology and is a member of the American and Florida Medical Associations, is a Fellow, American College of Physicians, and is a member of the American Society of Artificial Internal Organs, American Society of Internal Medicine, the American Society of Nephrology, the Florida Society of Internal Medicine, the Florida Society of Nephrology, the Hillsborough County Medical Association, the International Society of Nephrology, the National Kidney Foundation, the Southeastern Dialysis and Transplantation Association, the South-Eastern Organ Procurement Foundation, the Royal Society of Health and the American Board of Quality Assurance & Utilization Review Physicians. Dr. Pickering currently practices medicine, serves as an Associate Professor of Medicine at the University of Florida and is a frequent speaker and lecturer on his area of specialty throughout the country. He also has had articles and abstracts published in more than one hundred medical journals and medical conferences.

EXECUTIVE OFFICERS

Information concerning the executive officers of the Company is contained in
Part I, on page 19 of this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table provides a summary of cash and non-cash compensation for each of the fiscal years ended December 31, 1997, 1996 and 1995 with respect to the Company's Chief Executive Officer and the only other executive officers whose compensation exceeded $100,000 in the fiscal year ended December 31, 1997 (the "Named Officers").

                                                                                                     Long Term
                                                                                                   Compensation
                                                            Annual Compensation                       Awards
                                              ----------------------------------------------------------------------
                                                                                                    Securities
                                                                              Other Annual          Underlying
Name And Principal Position            Year      Salary ($)     Bonus ($)   Compensation ($)     Option/SARs (#)
---------------------------            ----      ----------     ---------   ----------------     ---------------
Michael L. Goldberg                    1997       165,000          -0-            8,000                -0-
  Chief Executive Officer              1996       165,000          -0-            8,000                -0-
                                       1995       165,000          -0-            8,000                -0-

Randolph H. Speer                      1997       200,000          -0-             -0-                 -0-
  President and Chief Operating        1996       200,000          -0-             -0-                 -0-
  Officer                              1995       200,000          -0-             -0-                 -0-



                                  STOCK OPTIONS

There were no grants of stock options by the Company to the Named Officers during 1997.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                                  OPTION VALUES

The following table sets forth the information with respect to the Named Officers concerning the exercise of options during 1997 and unexercised options held as of December 31, 1997:

           (a)                (b)            (c)                     (d)                            (e)
                                                            Number of Securities           Value of Unexercised
                                                           Underlying Unexercised         In-the-Money Options at
                                                            Options at FY-End (#)               FY-End ($)
                                                        ------------------------------  ----------------------------
                            Shares
                         Acquired on
           Name          Exercise (#)  Value Realized($) Exercisable   Unexercisable    Exercisable  Unexercisable
           ----          ------------  --------------    -----------   -------------    -----------  -------------

  Michael L. Goldberg         -0-            -0-           200,000          -0-             -0-           -0-

  Randolph H. Speer           -0-            -0-           100,000          -0-             -0-           -0-

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

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Board of Directors of Rx Medical Services Corp. does not have a Compensation Committee and, as a result, the Board of Directors makes determinations as to executive officer compensation. The Board of Directors has not changed the compensation of its executive officers since 1995. As of December 31, 1997, the Company had two executive officers.

PERFORMANCE GRAPH

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
      AMONG RX MEDICAL SERVICES CORP., THE NASDAQ STOCK MARKET (U.S.) INDEX
              AND THE S & P HEALTH CARE (HOSPITAL MANAGEMENT) INDEX

                                                                                Cumulative Total Return
                                                                  ----------------------------------------------------
                                                                   12/92    12/93   12/94    12/95    12/96    12/97
Rx MEDICAL SERVICES CORP.                                 RXMS      100      86       27       11        1        3

NASDAQ STOCK MARKET (U.S.)                                INAS      100      115     112      159      195      240

S & P HEALTH CARE (HOSPITAL MGMT)                         IHSM      100      151     160      224      263      230

---------------------------
* $100 invested on 12/31/92 in stock or index including reinvestment of dividends. Fiscal year ending December 31.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

Each share of Preferred Stock of the Company contains voting rights equivalent to one share of RXM Common Stock. The Company currently has two series of preferred stock outstanding, designated Series C and F. Effective November 1, 1996, the Financing Source exercised its right to receive 625,000 shares of the Company's Common Stock in converting the 1,250,000 shares of Series E Preferred Stock that had been issued to the Financing Source in 1994 in connection with the disposition of the balance of the Company's real estate portfolio. For a description of the relative rights and preferences of each such series, see Note 6(a) to the Notes to Consolidated Financial Statements. On all matters submitted for vote by the stockholders of the Company, including the election of directors, the shares of Preferred Stock and RXM Common Stock vote together as a single class except as may otherwise be required by law. At December 31, 1997, the 1,325,000 shares in the name of the Financing Source were transferred to Intercontinental Investment Associates, Ltd. ("IIA"), a Nevada limited liability company affiliated with the Financing Source. At December 31, 1997, 422,488 shares of Series C Preferred Stock outstanding were owned of record and beneficially by a current director and two former directors of the Company individually.

The following table sets forth information as of March 16, 1998, with respect to all stockholders known by the Company to be the direct or indirect beneficial owners of 5% or more of the Company's voting securities and by the executive officers and directors of the Company as a group. Each percentage is calculated by assuming that the named stockholder converted or exercised all of such stockholder's securities convertible within the next 60 days into, or exercisable for, shares of RXM Common Stock at a time when no other stockholder did so, irrespective of the conversion or exercise price thereof. Except as otherwise noted, all persons and entities have sole voting and investment power with respect to their shares.

                                                                        AMOUNT AND NATURE
            NAME AND ADDRESS OF                                           OF BENEFICIAL            PERCENTAGE
             BENEFICIAL OWNER                   TITLE OF CLASS            OWNERSHIP (1)             OF CLASS
             ----------------                   --------------            -------------             --------
Michael L. Goldberg                                 Common                         514,633 (2)              5.6%
(also a director)                                 Preferred                         63,836 (3)              6.2%
888 East Las Olas Blvd., Suite 210
Fort Lauderdale, FL  33301

Morris Behar                                        Common                         257,245 (4)              2.8%
209 State Street                                  Preferred                        341,893 (5)             33.4%
Oldsmar, FL  34677

Kachina, Inc.                                       Common                         750,000 (6)              8.2%
6125 Memorial Drive
Dublin, OH  43017


Intercontinental Investment Assoc.                  Common                       1,325,000(7)              14.5%
6125 Memorial Drive
Dublin, OH  43017

Directors: (all with an address at
888 East Las Olas Blvd., Suite 210
Fort Lauderdale, FL  33301

Phillip E. Pearce                                   Common                          39,914(8)               .44%
Michael J. Pickering, M.D.                          Common                          82,345(9)               .90%
Randolph H. Speer                                   Common                         108,000(10)              1.2%

All Executive Officers, Directors                   Common                         744,892(11)              8.1%
 and Nominees as a Group                          Preferred                         63,836(12)              6.2%

         (1) As of March 16, 1998, there were 9,164,117 shares of RXM Common Stock and 1,022,758 shares of Preferred Stock issued and outstanding.

         (2) Includes 241,250 shares representing stock options exercisable within 60 days.

         (3) Represents 1,535,103 shares of RXM Common Stock that may be obtained by conversion of Series C Preferred Stock.

         (4) Includes 25,000 shares representing stock options exercisable within 60 days and 232,245 shares of RxM Common Stock registered in the name of Gulf Coast Medical, Inc., a company controlled by Mr. Behar.

         (5) Represents 8,221,712 shares of RXM Common Stock that may be obtained by conversion of Series C Preferred Stock. Of the 341,893 shares of Series C Preferred Stock attributable to Mr. Behar, 56,26 shares are registered in the name of Gulf Coast Medical, Inc.

         (6) (7) In July 1996, Kachina distributed, in equal amounts, the 750,000 shares to Lance K. Poulsen, Donald H. Ayers, Rebecca
                  S. Parrett and Barbara C. Larson. These individuals are officers, directors and the sole shareholders of the Financing Source, Kachina and IIA and may be deemed to be the beneficial owners of the shares of RXM Common Stock owned by the Financing Source and its affiliates, Kachina and IIA.

         (8) Consists of 39,914 shares representing stock options exercisable within 60 days.

         (9) Includes 56,409 shares representing stock options exercisable within 60 days.

         (10) Includes 100,000 shares representing stock options exercisable within 60 days.

         (11) Includes 437,573 shares representing stock options exercisable within 60 days.

         (12) Represents 1,535,103 shares of RXM Common Stock that may be obtained by conversion of Series C Preferred Stock.

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

In conjunction with the Merger Agreement, on April 20, 1994, the Company entered into an agreement-in-principle (the "Purchase Commitment") with the Financing Source, pursuant to which the Financing Source, through one or more of its subsidiaries or affiliates, would provide up to $20.0 million to be used to purchase the medical accounts receivable of businesses which may be acquired in the future by the Company. The terms of the Purchase Commitment are to be substantially similar to the terms of the purchase arrangement between Manatee and affiliates of the Financing Source, pursuant to which the Company's accounts receivable are financed. The Company has utilized the Purchase Commitment to obtain the funds required to acquire CHC in July 1995, the Company's hospital management subsidiary (see Item 1. "Business"). In addition, the Company agreed to employ a new executive officer for a one year term who would also be a member of the Company's Board of Directors. Pursuant to that agreement, Randolph H. Speer was appointed by the Company to the Board of Directors and elected President and Chief Operating Officer and has been elected to serve on the Board for a one year term or until his successor is elected and qualified.

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

To consummate the above-described transaction, the Company sold to the Financing Source for $1,250,000, (a) 700,000 shares of RXM Common Stock and (b) 1,250,000 shares of a new Series E Convertible Preferred Stock. The Series E Preferred Stock provides for an annual dividend of 12%, payable monthly, and is convertible into Common Stock at the rate of one share of RXM Common Stock for every two shares of Series E Preferred Stock. The conversion in any one calendar quarter cannot exceed 156,250 shares of RXM Common Stock, and any shares of Series E Preferred Stock not converted by November 1, 1996 shall automatically convert to shares of RXM Common Stock as of that date. The Company agreed, with respect to the 700,000 shares of RXM Common Stock issued on October 24, 1994, which had a market value as of that date of $787,500, and the 625,000 shares of RXM Common Stock to be issued on conversion of the Series E Preferred Stock, to include all of these shares in a registration statement that the Company had previously filed with the Securities and Exchange Commission, which registration statement has not yet been declared effective. As of December 31, 1997, a total of $304,589 has accrued on account of dividends payable on the Series E Preferred Stock. As part of this transaction, and the transaction referred to above, relating to the disposition of the Company's wrap mortgage portfolio, the Company issued 250,000 shares of RXM Common Stock with a market value of $265,625 on the date of issuance (September 26, 1994), to an affiliate of the Financing Source.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(A)(1)   LIST OF FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Rx Medical Services Corp. and Report of Independent Accountants are filed as a part of this annual report:


                                                                                                        Page
                                                                                                        ----

      Report of Independent Certified Public Accountants                                                 40
      Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995         41
      Consolidated Balance Sheets at December 31, 1997 and 1996                                        42-43
      Consolidated Statements of Shareholders' Deficit for the years ended December 31, 1997,
        1996 and 1995                                                                                    44
      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995       45-46
      Notes to Consolidated Financial Statements                                                       47-65

(A)(2)   LIST OF FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedule (numbered in accordance with Regulation S-X) of Rx Medical Services Corp. for the years ended December 31, 1997, 1996 and 1995 are included in this Report:

                                                                                                        Page
                                                                                                        ----
      Reports of Independent Certified Public Accountants on Schedule
           II - Valuation and Qualifying Accounts                                                        66
      Schedule II - Valuation and Qualifying Accounts                                                    67

Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A)(3)   LIST OF EXHIBITS:  (numbered in accordance with Item 601 of
                            Regulation S-K)





          Exhibit                                                                              Incorporation by
           Number                             Description Of Document                              Reference
          --------    ------------------------------------------------------------------------ ----------------
           3(a)       Certificate of Incorporation                                                   3(a)*
           3(b)       By-Laws                                                                        3(b)*
           3(c)       Certificate of Decrease in Number of Authorized and Outstanding  Shares        3(c)**
                        of Stock, filed with Nevada Secretary of State (December 1991)
           3(d)       Certificate  of  Decrease  in  Number  of  Authorized  and  Outstanding         ***
                        Shares, filed with Nevada Secretary of State (December 1993)
           4(a)       Certificate of Resolution  with respect to Series B Preferred  Stock of         4(a)****
                        Registrant
           4(b)       Certificate of Designation, Series C Preferred Stock                           4(b)o
           4(c)       Certificate of Designation, Series D Preferred Stock                           4(c)o







           4(d)       Certificate of Designation, Series E Preferred Stock                           4(d)o
           4(e)       Certificate of Designation, Series F Preferred Stock                           4(e)o
          10(a)       Sale and Subservicing Agreement dated as of October 7, 1993, by and          10(kk)+
                        among Manatee Medical Laboratories, Inc., NPFII-W, Inc. and National
                        Premier Financial Services, Inc.
          10(b)       Agreement of Merger, dated April 20, 1994, together with supplementary       10(a)++
                        letter from Kachina, Inc., dated April 20, 1994
          10(c)       Purchase Commitment, dated April 20, 1994, from NCFE                         10(b)++
          10(d)       Promissory Note, Security Agreement and Pledge Agreement, dated              10(c)+++
                        September 19, 1994, from Rx Medical Services Corp. to NCFE
          10(e)       Plan and Agreement of Merger, dated July 7, 1995, by and among Rx            10(a)++++
                        Medical Services Corp., CHC Acquisition Corp. and Consolidated
                        Health Corporation of Mississippi, Inc.
          10(f)       Asset Purchase Agreement, dated as of August 11, 1995, by and among         10(e)++++
                        Meris Laboratories, Inc., Rx Medical Services Corp. and Manatee
                        Medical Laboratories, Inc.[for northern California]
          10(g)       Asset  Purchase  Agreement, dated as of August 11, 1995, by and among       10(f)++++
                        Meris Laboratories, Inc., Rx Medical Services  Corp. and Manatee
                        Medical Laboratories, Inc. [for southern California]
          10(h)       Laboratory  Services Agreement, made as of August 12, 1995, between         10(g)++++
                        Meris Laboratories, Inc. and Rx Medical Services Corp.
          10(i)       Amendment to Asset Purchase Agreement, dated as of August 17, 1995 by       10(h)++++
                        and among Meris Laboratories, Inc., Rx Medical Services Corp. and
                        Manatee Medical Laboratories, Inc. [for southern California]
          10(j)       Pledge  Agreement, dated as of July 13, 1995, from Rx Medical Services      10(j)o
                        Corp. to NCFE
          10(k)         Hospital Lease Agreement, dated as of November 1, 1995,
                        between Smith 10(k)o County, MS and CHC Management, Inc.
          10(l)       Articles of Merger (CHC) filed November 14, 1995 with MS Secretary of       10(l)o
                        State
          10(m)       Operating Agreement, dated as of March 30, 1996, between NPF-X, Inc         10(m)o
                        and CHC Whitwell, Inc.
          10(n)       Operating  Agreement,  dated as of March 30, 1996, between NPF-X, Inc       10(n)o
                        and CHC Clintwood, Inc.
          10(o)       Option to Purchase  Agreement, effective as of March 29, 1996, between      10(o)o
                        NPF-X, Inc. and CHC
          10(p)       First Amendment to CHC Merger Agreement                                     10(p)o
          10(q)       Option Agreement on Whitwell Medical Center, Whitwell, TN                   10(q)o
          10(r)       Note Extension                                                              10(r)o
          10(s)       Asset Purchase  Agreement, dated August 28, 1996, between The Podiatry       2(a)oo
                        Hospital of Pittsburgh and CHC
          10(t)       Amendment to Asset Purchase Agreement, undated                               2(b)oo
          10(u)       Stipulation of Dismissal and Order                                          10(u)ooo
            11        Computation of Primary Earnings Per Share
            21        Subsidiaries of Registrant                                                  21o
          27.1        Financial Data Schedule for 1997 (for S.E.C. use only)
          27.2        Financial Data Schedule for 1996 (for S.E.C. use only)
          27.3        Financial Data Schedule for 1995 (for S.E.C. use only)


Explanation of Incorporation by Reference:

      * Form 10 of Registrant, dated October 10, 1990, as amended by Form 8, dated March 15, 1991
    **  Amendment No. 2 to Form S-1 of Registrant, dated January 31, 1994
   ***  Current Report of Registrant on Form 8-K, dated January 7, 1994
  **** Current Report of Registrant on Form 8-K, dated December 23, 1991, as amended on


                      December 29 and 31, 1991, and January 14 and March 14, 1992
      +               Amendment No. 1 to Form S-1 of Registrant, dated October 28, 1993
      ++              Current Report of Registrant on Form 8-K, dated April 20, 1994
      +++             Current Report of Registrant on Form 8-K, dated September 20, 1994
      ++++            Current Report of Registrant on Form 8-K, dated August 10, 1995
      o               Annual Report of Registrant on Form 10-K for fiscal year ended December 31, 1995
      oo              Current Report of Registrant on Form 8-K, dated April 3, 1997
      ooo             Current Report of Registrant on Form 8-K, dated January 29, 1998

(B)      REPORTS ON FORM 8-K

         None.

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


                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS




                                     GRANT THORNTON

                                     Grant Thornton LLP   Accountants and
                                                          Management Consultants

Board of Directors
Rx Medical Services Corp.

We have audited the accompanying consolidated balance sheets of Rx Medical Services Corp. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rx Medical Services Corp. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Rx Medical Services Corp. will continue as a going concern. However, as more fully described in Note 1, the Company has incurred recurring operating losses, has a working capital deficiency, is delinquent in payments due to debt holders, taxing authorities and others, is in default of certain loan covenants and is dependent on the settlement of various lawsuits, the SEC investigation and on continued funding by the senior lender. In addition, as described in Note 11, there are uncertainties concerning the Company's compliance with various federal and state statutes and certain provisions of the Omnibus Budget Reconciliation Act of 1993, as well as, certain similar state statutes. The forgoing matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 11. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/     GRANT THORNTON LLP

Fort Lauderdale, Florida
March 13, 1998

                            RX MEDICAL SERVICES CORP.
                      Consolidated Statements of Operations
                 (Dollars in thousands except per share amounts)

                                                        Years ended December 31,
                                                   --------------------------------
                                                     1997        1996         1995
                                                   --------    --------    --------
 Revenues:
  Hospitals and medical clinics                    $ 19,627    $ 16,926    $  1,844
  Pharmaceutical products                               345          54          --
                                                   --------    --------    --------
                                                     19,972      16,980       1,844
                                                   --------    --------    --------
Costs and expenses:
  Compensation and benefits                          11,232      10,546       2,310
  Pharmaceutical products                               288          45          --
  Supplies                                            1,822       1,889         168
  Fees for services                                   2,933       2,927         423
  Bad debts                                           1,705       2,313         723
  Depreciation and amortization                         176         160          73
  Occupancy                                             695         784         432
  Occupancy - related party                             962         805          --
  Equipment rental and maintenance                      549         472          63
  Equipment rental - related party                      183         244          --
  Other                                               2,302       1,978       1,079
                                                   --------    --------    --------
                                                     22,847      22,163       5,271
                                                   --------    --------    --------
Operating loss                                       (2,875)     (5,183)     (3,427)

Other income (expenses):
  Interest                                              (31)       (132)        (42)
  Interest - related party                           (6,354)     (4,540)     (1,373)
  Loss due to impairment of assets held for sale         --         (53)         --
  Loss due to impairment of goodwill                     --          --        (107)
  Loss on investment of partnership                      --        (108)         --
  Equity in earnings of partnership                      --          --          31
  Other income                                          113          28         187
                                                   --------    --------    --------
                                                     (6,272)     (4,805)     (1,304)
                                                   --------    --------    --------

Loss from continuing operations                      (9,147)     (9,988)     (4,731)

Gain (loss) from discontinued operations                181         229     (15,183)
                                                   --------    --------    --------

Net loss before extraordinary items                  (8,966)     (9,759)    (19,914)

Extraordinary items:
  Gain (loss) on settlement of liabilities              (27)      1,511        (507)
  Gain on purchase of accounts receivable                --         579          --
                                                   --------    --------    --------

 Net loss                                          $ (8,993)   $ (7,669)   $(20,421)
                                                   ========    ========    ========

Net loss per common share:
  Loss from continuing operations                  $  (1.03)   $  (1.20)   $  (0.58)
  Gain (loss) from discontinued operations             0.02        0.03       (1.78)
  Gain (loss) from extraordinary items                   --        0.24       (0.06)
                                                   --------    --------    --------

  Net loss per common share                        $  (1.01)   $  (0.93)   $  (2.42)
                                                   ========    ========    ========


 The accompanying notes are an integral part of these financial statements.

                            RX MEDICAL SERVICES CORP.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                   December 31
                                                                        ----------------------------------
                                                                            1997                  1996
                                                                        -----------            -----------
 Assets:
   Current Assets:

     Cash                                                               $       110            $       685
     Accounts receivable (less allowance for doubtful accounts
       of $3,730 and $3,607 at 1997 and 1996, respectively)                   4,074                  4,106
     Inventories                                                                533                    301
     Other                                                                       85                    167
                                                                        -----------            -----------

          Total current assets                                                4,802                  5,259
                                                                        -----------            -----------

   Assets held for sale                                                          --                    750

   Property and equipment, at cost
     Land and building                                                          713                     --
     Equipment                                                                  930                    425
     Furniture, fixtures and improvements                                       192                     85
                                                                        -----------            -----------

                                                                              1,835                    510

     Less: accumulated depreciation and amortization                           (298)                  (129)
                                                                        -----------            -----------

                                                                              1,537                    381

   Investment in partnership                                                     --                     --

   Other assets (less allowance for doubtful accounts of $671
     at 1997 and 1996, respectively)                                            134                     --
                                                                        -----------            -----------

          Total assets                                                  $     6,473             $    6,390
                                                                        ===========            ===========

 The accompanying notes are an integral part of these financial statements.

                            Rx Medical Services Corp.
                     Consolidated Balance Sheets (continued)
                             (Dollars in thousands)

                                                                         December 31
                                                                    --------------------
                                                                      1997        1996
                                                                    --------    --------
Liabilities and shareholders' deficit:
  Current liabilities:
    Notes payable                                                   $     20    $     --
    Notes payable - related party                                     40,232      32,022
    Accounts payable                                                   2,793       1,753
    Accrued liabilities                                                2,052       1,767
    Accrued liabilities - related party                                  640         245
    Accrued compensation, benefits and related taxes                     849         851
    Current portion of long-term debt                                  3,087         229
    Current portion of long-term debt - related party                     --       3,062
    Current portion of capital lease obligations                          41          41
                                                                    --------    --------
         Total current liabilities                                    49,714      39,970
  Long-term liabilities:
    Long-term debt                                                       202         592
    Net liabilities of discontinued operations                           100         100
    Obligations under capital leases                                      86         124
                                                                    --------    --------
         Total long-term liabilities                                     388         816
                                                                    --------    --------

         Total liabilities                                            50,102      40,786
                                                                    --------    --------

Commitments and contingencies                                             --          --

Shareholders' deficit:
  Convertible preferred stock, $.001 par value, authorized shares
    20,000,000, issued and outstanding 422,488 and 708,775
    shares at 1997 and 1996, respectively; aggregate liquidation
    preference of $2,134 at 1997 and 1996, respectively                    1           1
  Convertible preferred stock, $5.00 par value, authorized shares
    1,091,250, issued and outstanding 600,270 shares at 1997 and
    1996, respectively; aggregate liquidation preference of
    $3,602 and $3,362 at 1997 and 1996, respectively                   3,001       3,001
  Common stock, $.002 par value, authorized 25,000,000 shares, issued and outstanding 9,164,117 shares at 1997 and 1996,
    respectively                                                          18          18
  Additional paid-in capital                                          37,233      37,473
  Accumulated deficit                                                (83,881)    (74,888)
  Treasury stock, 605,554 and 589,450 shares of common stock,
    at par value, at 1997 and 1996, respectively                          (1)         (1)
                                                                    --------    --------
         Total shareholders' deficit                                 (43,629)    (34,396)
                                                                    --------    --------

         Total liabilities and shareholders' deficit                $  6,473    $  6,390
                                                                    ========    ========

 The accompanying notes are an integral part of these financial statements.

                            RX MEDICAL SERVICES CORP.
                Consolidated Statements of Shareholders' Deficit
                        (Dollars and shares in thousands)

                                           Convertible
                                         Preferred Stock            Common Stock  Additional   Accumu-         Treasury Stock
                                       ---------------------    ------------------- paid-in      lated     ----------------------
                                        Shares      Amount       Shares     Amount  capital     deficit      Shares      Amount
                                       ---------   ---------    ---------  -------- ---------  ---------   ---------   ----------
Balance January 1, 1995                  1,959    $      2         8,567    $   15  $ 40,722   $(46,798)        --      $  --
Acquisitions                               600       3,001            --        --    (3,001)        --         --         --
Issued for cash                             --          --             1        --         2         --         --         --
Cancellation of options                     --          --            --        --       (46)        --         --         --
Dividends on preferred stock                --          --            --        --      (270)        --         --         --
Reacquisition of common stock               --          --           (29)       --       (41)        --         --         --
Issued for liabilities                      --          --            --        --       474         --         --         --

Net loss                                    --          --            --        --        --    (20,421)        --         --
                                         -----    --------         -----    ------  --------   --------      -----      -----
   Balance December 31, 1995             2,559       3,003         8,539        15    37,840    (67,219)        --         --

Conversion                              (1,250)         (1)          625         1        --         --         --         --
Reacquisition of common stock               --          --            --        --        --         --        589         (1)
Adjustments                                 --          --            --         2        (2)        --         --         --
Dividends on preferred stock                --          --            --        --      (365)        --         --         --
Net loss                                    --          --            --        --        --     (7,669)        --         --
                                         -----    --------         -----    ------  --------   --------      -----      -----
   Balance December 31, 1996             1,309       3,002         9,164        18    37,473    (74,888)       589         (1)

Reacquisition of common stock               --          --            --        --        --         --         17         --
Reacquisition and retirement
  of preferred stock                      (286)         --            --        --        --         --         --         --
Dividends on preferred stock                --          --            --        --      (240)        --         --         --
Net loss                                    --          --            --        --        --     (8,993)        --         --
                                         -----    --------         -----    ------  --------   --------      -----      -----
   Balance December 31, 1997             1,023    $  3,002         9,164   $    18  $ 37,233   $(83,881)       606      $  (1)
                                         =====    ========         =====   =======  ========   ========      =====      =====
















The accompanying notes are an integral part of these financial statements.

                            RX MEDICAL SERVICES CORP.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                               Years ended December 31,
                                                          ----------------------------------
                                                             1997        1996       1995
                                                          ---------   ---------   ----------
 Cash flows from operating activities:
  Net loss                                                $ (8,993)   $ (7,669)   $(20,421)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                              176         160          73
    Provision for bad debts                                  1,705       2,313         723
    Loss due to impairment of goodwill                          --          --         107
    Loss on sale and disposal of property and equipment         13          86           6
    (Gain) loss on settlement of liabilities                    27      (1,511)        507
    Loss on investment (equity in earnings)
      of partnership                                            --         124         (31)
    Stock options canceled                                      --          --         (46)
    Loss due to impairment of assets held for sale              --          53          --
    Loss on settlement of management fees receivable            --         115          --
    Gain on purchase of accounts receivable                     --        (579)         --
    Changes in operating assets and
      liabilities, net of effects of acquisitions:
        Increase in accounts receivable                     (1,398)     (5,145)       (495)
        Increase in inventories                                (82)       (314)         --
        Increase in other assets                               (57)        (69)        (42)
        Increase in accounts payable
          and accrued liabilities                            1,016         168       2,104
        Increase in accrued liabilities - related party        395         245          --
        Change in discontinued operations                       --      (1,213)     10,456
                                                          --------    --------    --------
    Net cash used in operating activities                   (7,198)    (13,236)     (7,059)

Cash flows from investing activities:
  Proceeds from sale of property and equipment                 737          13          --
  Acquisition of property and equipment                       (348)       (282)        (19)
  Purchase of accounts receivable                               --      (4,348)         --
  Payments received on purchased accounts receivable            --       4,816          --
  Investment in partnership                                     --          --         (93)
  Acquisitions, net of cash acquired                        (1,166)         --        (834)
                                                          --------    --------    --------
    Net cash provided by (used in) investing activities       (777)        199        (946)

Cash flows from financing activities:
  Issuance of stock for cash                                    --          --           2
  Purchase of stock for cash                                    --          --         (41)
  Proceeds from notes payable                                   28          --          --
  Proceeds from notes payable - related party                8,210      13,876       8,413
  Proceeds from long term debt                                  --          21          --
  Payments on notes payable, long-term debt and
    obligations under capital leases                          (838)       (175)       (369)
                                                          --------    --------    --------
    Net cash provided by financing activities                7,400      13,722       8,005
                                                          --------    --------    --------

Net increase (decrease) in cash                               (575)        685          --

Cash - beginning of year                                       685          --          --
                                                          --------    --------    --------

Cash - end of year                                        $    110    $    685    $     --
                                                          ========    ========    ========

                            RX MEDICAL SERVICES CORP.
                Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)

                                                            Years ended December 31,
                                                          ----------------------------
                                                            1997      1996      1995
                                                          -------    -------   -------
 The following is supplementary information
   relating to the consolidated statement of
   cash flows:

 Noncash investing and financing activities:
  Accounts receivable utilized to retire long-term debt   $   140    $    --   $    --
  Equipment purchased under capital lease                 $    --    $   287   $    --
                                                          =======    =======   =======
Details of businesses acquired:
  Fair value of assets acquired                           $ 1,543    $    --   $ 2,764
  Liabilities assumed                                     $  (377)   $    --   $(1,872)
                                                          =======    =======   =======
  Cash paid                                               $ 1,166    $    --   $ 1,000
  Less cash acquired                                      $    --    $    --   $   166
                                                          -------    -------   -------
  Net cash paid                                           $ 1,166    $    --   $   834
                                                          =======    =======   =======





 For the years ended December 31, 1997, 1996 and 1995, interest paid, including interest on obligations under capitalized leases was $5,695, $4,359, and $3,471, respectively. No income taxes were paid during these periods.











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

B.  BASIS OF PRESENTATION

For all years presented, the medical diagnostic services business segment has been reflected as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 which provides for the reporting of operating results of discontinued operations separately from the continuing operations (see Note 3).

The Company has experienced significant losses in each of the past three years, reflects a working capital deficit of $44.9 million at December 31, 1997, is in default with respect to certain indebtedness and there are uncertainties regarding the Company's compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment (see Note 11c). However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is also dependent on the settlement of various lawsuits and the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. (the "Financing Source") (see Note 8) or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached operational profitability, the Company has several plans in progress to improve profitability, as well as cash flow, including the continued development of its hospital management and pharmaceutical products distribution businesses, while also seeking the acquisition of ancillary related businesses. This expansion will focus on increased revenues, market share and positive cash flow. Also, expense reductions are expected to be achieved through the continuing implementation of cost cutting and reorganization strategies.

C.  CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers cash deposited with financial institutions and marketable securities with a maturity of three months or less at the date of acquisition to be cash and cash equivalents.

D.  INVENTORY

Inventory, which consists primarily of patient supplies, is stated at the lower of cost or market; cost is determined using the first-in, first-out (FIFO) method.

E.  PROPERTY AND EQUIPMENT

Depreciation on the building is computed on the straight-line method over 30 years. Depreciation on equipment, furniture, fixtures and improvements is computed principally on the straight-line method over the estimated useful lives of these assets, which range from three to eight years.

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


F.  GOODWILL

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

At December 31, 1995 the Company determined that the net carrying amount of its hospitals and medical clinics business segment was in excess of its fair value. Excesses amounted to $0.1 million and this permanent impairment was recognized in the year ended December 31, 1995 and was equal to 100% of remaining goodwill.

G.  REVENUES

Revenue from hospitals and medical clinics is recognized upon completion of patient services and is recorded net of contractual allowances and amounts estimated to be received under reimbursement arrangements with certain third party payers. Approximately 50%, 48% and 34% of the Company's revenues for the years ended December 31, 1997, 1996 and 1995, respectively, were reimbursements provided by Medicare and Medicaid.

Contractual allowances represent the difference between the Company's basic fee schedule and the estimated amount of available reimbursement from third party payers, such as Medicare, Medicaid and certain clients. Contractual allowances are deducted directly from gross revenues and accounts receivable at the time the service is performed and recorded in the Company's financial statements at the estimated net amount to be received. These revenues are subject to audit and retroactive adjustment by the respective third party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any, would not be material to the financial statements of the Company. An allowance for doubtful accounts is established based on management's estimates of the net amounts to be collected from third party payors and individuals considering past collection history and the current status of such related receivable. Accordingly, the allowance for doubtful accounts does not contain any amounts relative to contractual allowances.

H.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of estimated fair values of financial instruments. These estimated fair values are to be disclosed whether or not they are recognized in the balance sheet, provided it is practical to estimate such values. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company. The Company estimates that the carrying amount approximates the fair value of its financial instruments at December 31, 1997 due to the maturities of these financial instruments.

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

At December 31, 1996 the Company determined that the net carrying amount of assets held for sale at one of its medical clinics was in excess of fair market value. The Company sold these assets in July 1997, for $0.75 million and, accordingly reduced the carrying amount by $0.1 million. This impairment was recognized in the year ended December 31, 1996.

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements



J.  STOCK OPTIONS

Options granted under the Company's Stock Option Plans are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. In November 1995, the Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation," which requires additional proforma disclosures for companies that will continue to account for employee stock options under the intrinsic value method specified in APB 25. The Company plans to continue to apply APB 25 and the only effect of this statement on the Company's financial statements are the new disclosure requirements.

K.  NET LOSS PER COMMON SHARE

Statement Of Financial Accounting Standards No. 128, "Earnings Per Share," requires public companies to present basic earnings (net loss) per share and, if applicable, diluted earnings (net loss) per share for all periods that statements of operations are presented. This statement is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of earnings (net loss) per share for all prior periods presented.

The Company has only presented basic net loss per share (see Note 6g) since (a) the potential common shares of the Company would be anti-dilutive and (b) the Company has reflected net losses from continuing operations for all periods presented and thus the diluted net loss per share would be the same as basic net loss per share.

L.  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires entities presenting a complete set of financial statements to include details of comprehensive income that arises in the reporting period in a financial statement that is displayed with the same prominence as other financial statements. The statement does not affect the measurement of the components of comprehensive income or introduce new categories of comprehensive income. The statement does not apply to entities that have no items of comprehensive income in any period presented. This statement is effective for periods beginning after December 31, 1997. The only effect of this statement on the Company's financial statements will be the new disclosure requirements.

M.  SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires disclosure of net profit or loss, certain specific revenue and expense items and certain asset items by reportable segments and how reportable segments are determined. The statement defines a reportable segment as a component of an entity about which separate financial information is produced internally, that is evaluated by the chief operating decision-maker to assess performance and allocate resources. This statement is effective for periods beginning after December 31, 1997 but is not required to be applied to interim periods in the initial year. The only effect of this statement on the Company's financial statements will be the new disclosure requirements.

N.  USE OF ESTIMATES

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

O.  CONCENTRATION OF CREDIT RISK

In connection with the Company's hospital and clinic operations, the Company extends credit to individuals, government agencies and third party payors.

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements



The Company does not have director and officer liability insurance. The Company has agreed to indemnify all of its directors and officers from any potential liability they may have as a result of their actions in fulfilling their responsibilities as directors and officers.

P.  RECLASSIFICATIONS

Certain amounts in the prior years have been reclassified to conform with the 1997 consolidated financial statement presentation.

2.  Business Combinations

On April 3, 1997, the Company acquired the operating assets of an acute care foot and ankle hospital with 13 licensed beds located in Pittsburgh, Pennsylvania from the Podiatry Hospital of Pittsburgh, Pennsylvania, a not-for-profit Pennsylvania corporation. The acquisition was effective retroactive to January 1, 1997, when the Company assumed operational responsibility for the hospital. This business combination was accounted for using the purchase method of accounting.

The purchase price for the assets of the hospital, which consist of accounts receivable, land, buildings, inventory and equipment, was $1.5 million, of which $1.1 million was cash, $0.3 million was in the form of a purchase money second mortgage taken back by the seller, and $0.1 million represents the assumption of certain liabilities. The cash portion of the purchase price was funded by the Financing Source.

The consolidated financial statements include the results of operations of this acquisition from January 1, 1997.

The following unaudited proforma information combines the consolidated results of operations of the Company and the hospital as if the acquisition had occurred on January 1, 1996 (in thousands, except per share amounts):

                                          ----------------
                                             Year ended
                                             December 31,
                                                1996
                                          ----------------

      Net  revenues                           $21,455
      Net loss                                $(8,677)
      Net loss per common share               $ (1.00)

In July 1995, the Company acquired, through a merger transaction, Consolidated Health Corporation of Mississippi, Inc. ("CHC"), a hospital company with operations in Tennessee and Mississippi, for 1.09 million shares of the Company's Series F Preferred Stock, an agreement to issue 330,000 shares of the Company's Common Stock and $1.0 million in cash. This business combination was accounted for using the purchase method of accounting. In connection with an amendment to the merger agreement, effective May 1, 1996, 400,000 shares of the Series F Preferred Stock were returned to the Company and the agreement to issue the 330,000 shares of Common Stock was canceled.

The consolidated financial statements include the results of operations of this acquisition from August 1, 1995.

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements



The following unaudited proforma information combines the consolidated results of operations of the Company and CHC as if the acquisition had occurred on January 1, 1994 (in thousands, except per share amounts):

                                          ----------------
                                             Year ended
                                             December 31,
                                                1995
                                          ----------------

      Net  revenues                           $   4,802
      Net loss                                $ (20,629)
      Net loss per common share               $   (2.41)


The proforma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future consolidated operations.

3.  Discontinued Operations

In April 1996, due to continuing losses from the Company's medical diagnostic services business and intense pressure from creditors, Manatee Medical Laboratories, Inc. ("Manatee"), a wholly-owned subsidiary of the Company which operated the medical diagnostic services business segment filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code. This resulted in the closing of the Company's remaining medical diagnostic facilities.

Assets and liabilities at December 31, 1997 and 1996, and the results from operations of discontinued operations for the years ended December 31, 1997, 1996 and 1995, are reflected below (in thousands):

                                                                 --------------    --------------    ---------------
                                                                     1997              1996               1995
                                                                 --------------    --------------    ---------------
   Assets and liabilities:
     Reserve for future costs                                    $         (100)   $         (100)

                                                                 ==============    ==============
     Net liabilities of discontinued operations                  $         (100)   $         (100)
                                                                 ==============    ==============

   Results from operations:
     Revenues                                                    $          --     $          --     $        11,496
     Costs and expenses                                                     --                --             (19,642)
     Other income                                                          181               229                  --
     Estimated loss until disposition and current estimated
        excess of cost over fair value                                      --                --              (7,037)

                                                                 ==============    ==============    ===============
     Gain (loss) from discontinued operations                    $         181     $         229     $       (15,183)
                                                                 ==============    ==============    ===============

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements





4.  Notes Payable

A.  NOTES PAYABLE

Notes payable consists of an unsecured promissory note due in monthly installments of $2,873, which bears interest at 8.00% per annum and matures on July 1, 1998.

B.  NOTES PAYABLE - RELATED PARTY

At December 31, 1997 and 1996, notes payable-related party included amounts due to the Financing Source, through which the Company has obtained financing collateralized by certain accounts receivable.

The agreements with the Financing Source provide that the Company will periodically sell certain eligible accounts receivable to the Financing Source. However, the terms of the agreements specify certain items of limited recourse, including the ability to resell receivables which have aged beyond 150 days back to the Company. While the Company believes that legally a sale of its receivables has occurred, due to the existence of the terms of limited recourse, this transaction does not qualify for treatment as a sale for accounting purposes and, accordingly, such activity has been recorded as notes payable at December 31, 1997 and 1996.

The notes payable due to the Financing Source at December 31, 1997 and 1996 consisted of the following (in thousands):

                                                                                   --------------    --------------
                                                                                       1997              1996
                                                                                   --------------    --------------
Notes payable, interest at 14%, maturing at various dates through July 1999,
   collateralized by accounts receivable (subject to sale and subservicing          $   39,479        $   31,966
   agreements)

Note payable, interest at 17%, matures July 15, 1998, collateralized by real               378                --
   estate

Note payable, interest at 11.5%, matures July 15, 1998, collateralized  by
   real estate                                                                             319                --

Unsecured note payable, interest at 12%, due on demand                                      56                56
                                                                                   --------------    --------------
                                                                                    $   40,232        $   32,022
                                                                                   ==============    ==============

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements






5.  Long-Term Debt

Long-term debt at December 31, 1997 and 1996 consisted of the following (in thousands):

                                                                                   --------------    --------------
                                                                                       1997              1996
                                                                                   --------------    --------------
Unsecured promissory note payable to a trust (related party until November
   1997), interest at 9%, principal and interest payable due quarterly
   through April 1997 (in default)                                                  $    3,062        $    3,062

Note payable to individuals, interest at prime plus 2%, payable in twenty equal quarterly installments of principal and interest, commencing

   September  1994  through  June 1999,  collateralized  by  property  and the              --               324
   assets of a medical clinic

 Mortgage note payable to bank, interest at prime plus 1 1/2%, payable in monthly installments of principal and interest through December 2000,
   collateralized by property, equipment and accounts receivable                            --               219

Note payable to the Small Business Administration, interest at 8.95%, payable in monthly installments of principal and interest of $2,826 through March
   2011, collateralized by property, equipment and accounts receivable                      --               262

Unsecured  non-interest bearing note payable,  payable in monthly installments
   of  $2,000, through July 1996                                                            --                16

Mortgage note payable to a company, interest at PNC Bank prime, payable in monthly installments of principal and interest through February 2007,
   collateralized by real estate                                                           227                --
                                                                                   --------------    --------------
                                                                                         3,289             3,883

Less:  Scheduled current maturities and indebtedness in default                         (3,087)           (3,291)
                                                                                   --------------    --------------
                                                                                   $       202       $       592
                                                                                   ==============    ==============


Scheduled principal maturities for each of the five years subsequent to December 31, 1997, and thereafter are estimated as follows (in thousands): 1998 - $3,087; 1999 - $25; 2000 - $25; 2001 - $25; 2002 - $25; thereafter $102.

6.   Shareholders' Equity

A. PREFERRED STOCK

December 31, 1997 the Company had authorized, issued and outstanding two series of preferred stock as follows:

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements





Series C Preferred Stock, par value of $.001, conversion price of $5.05 per share, with voting rights equivalent to the Company's Common Stock. This series of Preferred Stock is convertible into shares of the Company's Common Stock quarterly, with the quarterly conversion being limited to 1% of the Company's issued and outstanding shares of Common Stock at the end of each quarter. On December 31, 1999, any remaining unconverted shares will automatically be converted into the Company's Common Stock. This series of Preferred Stock does not pay dividends. The Company has reserved sufficient shares of authorized and unissued Common Stock to effect the conversion of Series C Preferred Stock. At December 31, 1997, 422,488 issued and outstanding shares of Series C Preferred Stock remain unconverted.

Series F Preferred Stock, par value of $5.00, conversion price of $5.05 per share, with voting rights equivalent to the Company's Common Stock. This series of Preferred Stock is convertible into shares of the Company's Common Stock quarterly, without limitation. On July 1, 1998, any remaining unconverted shares may be converted into the Company's Common Stock. This series of Preferred Stock pays annual dividends of $.40 in arrears and at December 31, 1997 dividends in arrears on this series of Preferred Stock aggregated approximately $600,270. The Company has reserved sufficient shares of authorized and unissued Common Stock to effect the conversion of Series F Preferred Stock. At December 31, 1997, 600,270 issued and outstanding shares of Series F Preferred Stock remain unconverted.

B.  SETTLEMENT OF LITIGATION

On August 3, 1994 a judgment was entered in Broward County, Florida against the Company in the amount of $666,920, plus post-judgment interest. On January 11, 1995, the Company lost its appeal of this judgment. This lawsuit is a direct outgrowth of a judgment obtained against the Company in England by Hickstead, Ltd. which alleged that the amount claimed represented damages resulting from a breach by the Company to pay Hickstead on a contract to perform services. The action resulted from an investment made by the Company in pursuit of financing that never materialized. In September 1996, the Company settled this action. In payment of $108,000 to Hickstead, the Company received a satisfaction of the judgment. As additional consideration for this settlement, the Company, in payment of $117,000, repurchased 50,000 shares of the Company's Common Stock that had been delivered to Hickstead as security for the Company's performance of the underlying agreement.

On October 17, 1994, an action was commenced against the Company by an equipment manufacturer claiming breach of contract and rescission and seeking $1.1 million in damages. The suit related to leased equipment (a CAT scanner) used in the Company's discontinued medical diagnostic services business segment. The Company lost this action and a judgment for $655,000 was obtained by the equipment manufacturer against the Company in 1995. In September 1996, the Company paid the sum of $105,000 in return for a complete satisfaction of the $655,000 judgment.

During 1996, the Company settled additional outstanding litigation with eight creditors, which aggregated approximately $617,215, by paying the aggregate sum of $393,600, including monies for the repurchase of an additional 539,450 shares of the Company's Common Stock.

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

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements







D.  STOCK ISSUANCES

Effective November 1, 1996, 1.25 million shares of Series E Preferred Stock, representing all of the issued and outstanding shares of that class of Preferred Stock, were converted into 625,000 shares of the Company's Common Stock at the prescribed rate of one-half share of Common Stock for each share of Series E Preferred Stock.

During 1995, the Company issued 1.09 million shares of Series F Preferred Stock pursuant to an agreement to acquire a hospital company with operations in Tennessee and Mississippi.

During 1995, the Company reacquired and retired 49,019 shares of the Company's Common Stock for approximately $41,000.

E. WARRANTS

The Company issued warrants in conjunction with private placements of debt and the Company's Common Stock and as consideration for other expenses. Certain of these warrants were re-priced based on the market price of the Company's Common Stock at the time they were re-priced. The following table summarizes the warrant transactions for the years ended December 31, 1995, 1996, and 1997:

                                                   -------------------    -------------------    -------------------
                                                         Shares               Grant Date           Exercise Price
                                                   -------------------    -------------------    -------------------
Outstanding at January 1, 1995                                118,690
          Canceled                                            (18,690)            8/93                  $13.80
                                                   -------------------
Outstanding at December 31, 1995                              100,000
          Canceled                                            (37,500)           11/93                  $ 8.00
                                                   -------------------
Outstanding at December 31, 1996                               62,500
          Canceled                                            (12,500)            4/94                  $ 2.63
                                                   -------------------
Outstanding at December 31, 1997                               50,000
                                                   ===================


The outstanding warrants as of December 31, 1997 expire in December 1999.

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

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements




Had compensation cost for the Employees' Incentive Stock Option Plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common share would have been changed to the pro forma amounts indicated below.

                                          ----------------       ---------------       ----------------
                                               1997                   1996                  1995
                                          ----------------       ---------------       ----------------
         Net loss
                 As reported                  $   (9,233)            $  (8,034)            $  (20,691)
                 Pro forma                        (9,233)               (8,034)               (20,807)

         Net loss per common share
                 As reported                  $    (1.01)            $   (0.93)            $    (2.42)
                 Pro forma                         (1.01)                (0.93)                 (2.43)

The above pro forma disclosures may not be representative of the effects on reported net income for future years as options vest over several years and the Company may continue to grant options to employees.

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1995: dividend yield of 0.0 percent; expected volatility of
90.38 percent: risk-free interest rates of 7.86 percent; and expected holding period of 5 years. There were no options granted in 1997 and 1996; therefore no proforma adjustments are required.

A summary of the status of the Company's fixed stock options as of December 31, 1997 and 1996, and changes during the years ending on those dates is as follows:

                                     -------------------------------------    -------------------------------------
                                                     1997                                     1996
                                     -------------------------------------    -------------------------------------
                                                            Wieghted-                                 Weighted-
                                                             Average                                   Average
                                          Shares          Exercise Price           Shares           Exercise Price
                                     -----------------    ----------------    -----------------    ----------------
Outstanding at beginning of the
  year                                        934,868         $ 2.79                   967,228         $ 2.62
Granted                                            --                                       --
Exercised                                          --                                       --
Expired                                      (85,000)         $ 1.95                   (32,360)        $ 7.81
Forfeited                                          --                                       --
                                                                                            --
                                     =================                        =================
Outstanding at end of the year                849,868         $ 2.49                   934,868         $ 2.79
                                     =================                        =================

Options exercisable at end of
  year                                        849,868                                  934,868
                                     =================                        =================

Weighted-average fair value of
  options granted during the year    $             --                         $             --
                                     =================                        =================

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements



The following information applies to options outstanding at December 31, 1997:

                         --------------------------------------------------------    -------------------------------
                                           Options Outstanding                            Options Exercisable
                         --------------------------------------------------------    -------------------------------
                                            Weighted-             Weighted-                           Weighted-
      Range of                          Average Remaining      Average Exercise                        Average
  Exercise Prices          Shares        Contractual Life           Price             Shares        Exercise Price
---------------------    -----------    -------------------   -------------------    ----------    -----------------
  $0.000 - $0.010            55,641            1.25                 $ .01               55,641          $ .01
       $0.04                  6,100            1.25                 $ .04                6,100          $ .04
  $0.0875 - $1.000          125,000            3.20                 $ .90              125,000          $ .90
  $1.938 - $2.625           603,932            2.11                 $2.54              603,932          $2.54
       $4.000                 7,375            4.66                 $4.00                7,375          $4.00
  $8.000 - $11.000           51,820            2.03                 $8.54               51,820          $8.54
                         -----------                                                 ----------
                            849,868                                                    849,868
                         ===========                                                 ==========

G.  NET LOSS PER COMMON SHARE

The following table reflects the computation of the net loss per common share:

                                     -------------------------------------------------------------------------------
                                                                Years ended December 31,
                                     -------------------------------------------------------------------------------
                                              1997                        1996                       1995
                                     ------------------------   -------------------------  -------------------------
                                                  Per-Share                   Per-Share                  Per-Share
                                       Amount       Amount        Amount       Amount        Amount       Amount
                                     -----------  -----------   -----------  ------------  -----------  ------------
Loss from continuing operations       $ (9,147)   $   (1.00)     $ (9,988)   $    (1.16)    $ (4,731)   $    (0.55)
Dividends on preferred stock              (240)       (0.03)         (365)        (0.04)        (270)        (0.03)
                                     -----------  -----------   -----------  ------------  -----------  ------------

Loss available to common
  shareholders'                         (9,387)       (1.03)      (10,353)        (1.20)      (5,001)        (0.58)
Gain(loss) from discontinued
  operations                               181         0.02           229           0.03     (15,183)        (1.78)
Extraordinary items - Gain (loss)          (27)       (0.00)        2,090           0.24        (507)        (0.06)
                                     ===========  ===========   ===========  ============  ===========  ============
Net loss                              $ (9,233)   $   (1.01)    $  (8,034)   $    (0.93)    $(20,691)   $    (2.42)
                                     ===========  ===========   ===========  ============  ===========  ============

Weighted average common
  shares outstanding                     9,164                      8,644                      8,557
                                     ===========                ===========                ===========

The Company has issued potential common share securities (see Note 6a, 6e and 6f) that could potentially dilute basic earnings per share in the future. These securities were not included in the computations of net loss per common share presented in the financial statements because they were anti-dilutive.

No transactions occurred during the period January 1, 1998 to the date of the financial statements that would have resulted in a material change in the number of common shares or potential common shares outstanding had the transaction occurred on or before December 31, 1997.

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements





7.  Income Taxes

Income tax expense differs from the amounts computed by applying the statutory federal tax rate to income before income taxes. The difference is reconciled as follows (in thousands):

                                                                          -----------    ------------   ------------
                                                                             1997           1996           1995
                                                                          -----------    ------------   ------------
Tax (benefit) expense computed at federal statutory rate                   $ (3,417)       $ (2,608)      $ (6,943)

Financial statement losses that are not deductible for income tax
  purposes                                                                       21              33            286

Financial statement losses and tax credits with  no tax benefit as a
  result of net operating loss carryforwards                                  3,396           2,575          6,657
                                                                          ===========    ============   ============
                                                                           $     --       $      --      $      --
                                                                          ===========    ============   ============

At December 31, 1997, the Company has a federal net operating loss carryforward of approximately $64.8 million. In addition, the Company has various state net operating loss carryforwards.

As a result of certain cumulative changes in the Company's stock ownership over the last few years, the use of the Company's federal net operating loss carryforward may be substantially limited. The tax net operating loss carryforward begins to expire in 2005.

Differences between pre-tax income for financial reporting purposes and taxable income for income tax purposes relate primarily to allowances for doubtful accounts, valuation reserves, accrued compensation and financial statement expenses recorded for certain stock option transactions.

Deferred tax assets and liabilities at December 31, 1997, and 1996, arose from the following items (in thousands):

                                                                          -----------    -----------
                                                                             1997           1996
                                                                          -----------    -----------
      Deferred tax assets:
      Allowance for doubtful accounts receivable                          $   1,417       $  2,590
      Allowance for doubtful notes receivable                                     -             40
      Accrued compensation                                                      129            132
      Loss reserve from discontinued operations                                  38             38
      Outstanding stock options issued for services                             228            172
      Net operating loss carryforward                                        24,639         20,028
      Reserve for impairment on assets held for sale                              -             20
                                                                          -----------    -----------
                                                                             26,451         23,020
      Valuation allowance                                                    26,451         23,020
                                                                          ===========    ===========
      Net deferred amount                                                 $      --      $      --
                                                                          ===========    ===========

No provision for income taxes has been provided on the gains (losses) from discontinued operations (see Note 3) since existing net operating loss carryforwards from continuing operations may be substantially limited.

8.  Related Party Transactions

The Financing Source is being categorized as a related party due to the Financing Source's stock ownership in the Company. As of December 31, 1997, the Company is indebted to the Financing Source in the amount of $40.2 million. The Financing Source and a related affiliate own 2.1 million shares of the Company's Common Stock.

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements




The Company is indebted to a trust which the beneficiary of is related to Morris Behar. Effective November 1997, Mr. Behar is no longer a director of the Company and this is the reason why this indebtedness, in the amount of $3.1 million, is not classified as being owed to a related party at December 31, 1997. This indebtedness was classified as being owed to a related party at December 31, 1996.

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

10.  Retirement Plan

The Company has a Combined Profit Sharing/Money Purchase Plan with a Cash or Deferred Arrangement Option (the "Plan") to which both the Company and eligible employees contribute. The Plan segregates the Company's employees into two distinct participant groups (a) non-union participants and (b) union participants.

The Company, pursuant to a union contract at one of the Company's hospitals, contributes up to $550 per Plan year for eligible union participants. Company contributions are discretionary per Plan year for eligible non-union participants.

Employees are eligible to participate in the Plan based on the number of hours worked in the Plan year and the attainment of a certain age. Company and employee contributions vest 100% in the first year.

Company contributions to the Plan for the year ended December 31, 1997 aggregated approximately $68,190.

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements






11.  Commitments and Contingencies

A.  LEASES

The Company leases its operating and other facilities, as well as certain equipment, under noncancelable leases with initial lease terms of one to ten years; also, the Company leases one of its facilities from an affiliate of the Financing Source, a related party, with an initial lease term of twenty years. Certain of the facilities leases provide for optional renewal periods. Scheduled future minimum commitments under operating leases with remaining terms subsequent to December 31, 1997 are as follows (in thousands):

               ------------------------------         ------------------   ------------------
                                                             All             Related-Party
               Years ending December 31,                   Leases               Leases
               ------------------------------         ------------------   ------------------
                           1998                           $ 1,573              $ 1,146
                           1999                             1,466                1,146
                           2000                             1,415                1,146
                           2001                             1,297                1,145
                           2002                             1,188                1,145
                        Thereafter                         15,214               15,179
                                                          -------              -------
                                                          $22,153              $20,907
                                                          =======              =======


Rent expense was approximately (in thousands) $1,752, $1,646, and $167 for the years ended December 31, 1997, 1996 and 1995, respectively.

B.  CONTRACTS

The Company has entered into contracts with various individuals and entities to provide patient services at certain of the Company hospitals. Scheduled future minimum commitments under these contracts with remaining terms subsequent to December 31, 1997 are as follows (in thousands):

               -----------------------------
               Years ending December 31,
               -----------------------------
                           1998                   $    610
                           1999                        267
                           2000                         18
                           2001                         --
                           2002                         --
                        Thereafter                      --
                                                  ---------
                                                  $    895
                                                  =========


C.  GOVERNMENT REGULATION

The Company's operations are subject to extensive government regulation. Industry compliance with such regulations is under constant scrutiny by regulatory authorities and legislative bodies and regulations are subject to change at any time. Certain proposed changes in regulations, if enacted, could have an adverse effect on the Company's operations and such effects could be material.

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements



Federal and certain state regulations restrict the nature and types of financial relationships that medical service providers receiving reimbursement under the Medicare and Medicaid program may have with referring physicians (the self-referral regulations). A financial relationship is defined by the federal regulations as an ownership or investment interest through equity or debt or certain compensation arrangements. The Company believes that there may have been violations of certain applicable statutes and regulations with respect to the operation of certain of its clinical laboratories in Florida.

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

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements



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

D.  LEGAL PROCEEDINGS

On July 22, 1994, two individuals who hold an aggregate of 1,125 shares of the Company's Common Stock filed a stockholders' lawsuit against the Company and the Company's Chief Executive Officer (who is also a director of the Company), in the United States District Court for the Southern District of Florida under the title ABRAHAM KRELOFF AND SHEILA RICH V. RX MEDICAL SERVICES CORP. AND MICHAEL
L. GOLDBERG (Case No. 94-6671-Civ-Zloch). The Company was served with the summons and complaint on August 3, 1994. The two plaintiffs in this action sought to represent a class composed of all persons who purchased or otherwise acquired shares of the Company's Common Stock in the period from June 3, 1992 through April 22, 1994. The complaint alleged the dissemination of materially false and misleading statements in connection with certain press releases and filings by the Company with the Securities and Exchange Commission between 1991 and 1994 allegedly causing an artificial inflation of the market price of the Company's Common Stock. The complaint sought damages in an unspecified amount. The Company retained securities litigation counsel to represent it and Michael
L. Goldberg in this matter. The Company and Mr. Goldberg filed an answer denying the allegations contained in the complaint and raising several affirmative defenses. In February 1996, the parties entered into a stipulation in which settlement of the class action lawsuit was reached. The Stipulation of Class Settlement was filed but never acted upon by the Court. On January 29, 1998, the lawsuit was voluntarily dismissed. An order Approving Stipulation of Dismissal and Dismissing Action Without Prejudice was entered by the presiding Judge and filed with the Clerk of the Court. In consideration for the voluntary dismissal without prejudice, the Company agreed to pay plaintiffs' counsel their out-of-pocket costs incurred in the lawsuit, amounting to approximately $16,000. No release of any claims was given to the defendants by virtue of this stipulation of dismissal.

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

On July 21, 1995, an action was commenced against the Company and three of its directors in the United States District Court, Eastern District of California (Fresno), under the title SHARI RAINWATER AND GREG RAINWATER V. RX MEDICAL SERVICE CORP., ET. AL. (Case No. CV-F-95-5596 REC/DIR). The complaint alleges fraud and misrepresentation and breach of a written employment agreement and seeks damages of not less than $600,000, declaratory relief and injunctive relief. The suit relates to the acquisition by the Company, through a merger transaction, of Quail Diagnostic Laboratories, Inc. in October 1992 and the subsequent employment of Shari Rainwater as the officer in charge of the Company's California clinical laboratory operations. Due to the filing of the Chapter 7 petition in bankruptcy by Manatee, most of the claims made by the plaintiffs can no longer be prosecuted. The only cause of action remaining to be litigated is one in fraud and rescission against the Company as a result of the merger. In March 1998, a tentative settlement was reached between the parties, pursuant to which the plaintiffs have agreed to accept the sum of $200,000 in complete satisfaction of their claims against the defendants. Upon receipt of payment, the plaintiffs will file a dismissal of the action with prejudice and general releases will be exchanged. It is anticipated that the settlement will be finalized on or before May 1, 1998.

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements



In February 1996, an action was commenced against the Company and Manatee by Eduardo R. Latour, as Trustee for Physicians Reference Lab Short Term Trust (the "Trust") in the Circuit Court for Pinellas County, Florida (Case No. 96-00683-CI-15). The beneficiary of the Trust is Deborah H. Behar, the wife of Morris Behar. Mr. Behar was a director of the Company until November 1997 and formerly an executive vice president and a director of Manatee, and was previously the trustee of the Trust. The complaint filed in this action alleged a default under a promissory note from Manatee, which note had been guaranteed by the Company, and seeks damages in the amount of $3,060,000 against Manatee and the Company. In addition, the complaint sought to foreclose a security interest in certain assets of Manatee that had been pledged to the Trust by Manatee. The promissory note and pledge had been delivered to the Trust in connection with the Trust's sale, in December 1991, to Manatee of the Physician's Reference Laboratory Services group of clinical laboratories located in Florida. Due to the Manatee bankruptcy, the Company remained as the sole defendant in the action. In March 1998, an agreement was reached, prior to the date set for trial, to settle this lawsuit for a total of $577,500 payable in one lump sum on or before April 30, 1998. The Financing Source guaranteed payment of the settlement amount. Upon receipt of payment, the parties will file a voluntary dismissal of the action with prejudice.

On April 4, 1996, Manatee filed a voluntary petition under Section 301 of Chapter 7 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et. seq. in the Bankruptcy Court for the Southern District of Florida (Case No. 96-21552 BKC-RBR). On April 10, 1996, John P. Barbee of Fort Lauderdale, Florida was appointed trustee of the bankrupt estate. The bankruptcy proceeding is pending.

On April 8, 1997, the Company commenced an action against Biologic Health Resources (Florida) LLC ("BHR LLC") and five individuals, in the Circuit Court for Dade County, Florida, under the title BIOLOGIC HEALTH CARE - FLORIDA, INC.
V. BIOLOGIC HEALTH RESOURCES (FLORIDA) LLC, ET. AL. (Case No. 97-07747 CA 25). The complaint alleges that the principals of BHR conspired to violate the BHC agreements by entering into direct competition with the BHC-FL operation, and seeks injunctive relief and damages against two former BHC employees for violations of restrictive covenants contained in their employment agreements, and damages against BHR LLC and its principals for tortious interference with the business of BHC-FL. A motion by the Company for a temporary injunction against one of the former BHC-FL employees was granted in August, 1997. The action is presently in discovery and no trial date has been set.

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

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements



On January 29, 1998, an action was commenced by Morton Medical Center, Inc. ("MMC") in the Chancery Court of Scott County, Mississippi against CHC, Ameris and Scott County (Civil Action Case Number 98-085). The suit relates to an option originally held by MMC to purchase Scott Regional Hospital (the "Hospital") from Scott County. In 1993, Scott County had leased the Hospital to MMC and the lease contained the option to purchase, which MMC thereafter assigned to CHC as partial consideration for CHC's agreement to manage the Hospital for MMC. In 1996, CHC assigned the option to Ameris. The complaint seeks a declaratory judgment that the option to purchase the Hospital is void on public policy grounds and that CHC's assignment to Ameris lacked the required approval of MMC and was therefore, invalid.. After the action was commenced, CHC formally exercised the option to purchase, for itself or on behalf of Ameris, should Ameris decide to purchase the Hospital. Pursuant to the grant of option, the purchase price for the Hospital is $500,000, payable $100,000 at closing and the balance over four years in equal annual installments. No date has been set for closing, although the Company anticipates that MMC will seek to obtain a temporary restraining order staying the closing of the purchase pending the outcome of its lawsuit. The Company intends to vigorously oppose the lawsuit, which is presently in discovery. No trial date has been set.

In addition to the foregoing, the Company is involved in routine litigation arising in the ordinary course of its business which the Company believes would not have a material adverse effect on its financial position.

E.  UNION CONTRACT

One of the Company's hospitals has entered into an agreement with the United Mine Workers of America and its District 28 and its Local Union 7528 (the "Union") whereby the Union acts as the sole and exclusive bargaining representative in respect to wages, hours, other working conditions for all employees affiliated with the Union. This agreement can be renegotiated annually, by either party giving the other party written notice of its desire to modify or terminate the agreement, 90 days before the agreements' anniversary date of July 1.

12.  Subsequent Events

On February 4, 1998, the Company agreed to settle certain claims it had against one of the hospitals the Company managed. The hospital agreed to pay the Company the sum of $500,000, payable $200,000 in cash and $300,000 in a two year note that bears interest at 8% per annum, in settlement of outstanding notes and management fees. As part of the settlement, the Company agreed to terminate its management responsibilities for this hospital retroactive to December 31, 1997.

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


13.  Segment  Information

The Company operates in two business segments: the operation and management of hospitals and medical clinics, and the distribution of pharmaceutical products. During 1995, the Company discontinued its medical diagnostic services business segment which has been reported as net liabilities of discontinued operations in the consolidated financial statements. The following presents information on the two business segments (in thousands):

                                --------------   --------------    ----------------   -------------   --------------
                                                   Hospitals
                                 Years ended      and Medical      Pharmaceutical
                                 December 31        Clinics           Products         Corporate          Total
                                --------------   --------------    ----------------   -------------   --------------
Revenues                            1997         $ 19,627          $    345           $    --         $  19,972
                                    1996         $ 16,926          $     54           $    --         $  16,980
                                    1995         $  1,844          $     --           $    --         $   1,844
                                --------------   --------------    ----------------   -------------   --------------
Operating profit (loss)             1997         $ (1,236)         $   (317)          $(1,322)        $  (2,875)
                                    1996         $ (3,429)         $   (201)          $(1,553)        $  (5,183)
                                    1995         $   (821)         $     --           $(2,606)        $  (3,427)
                                --------------   --------------    ----------------   -------------   --------------
Capital expenditures                1997         $    235          $     9            $   104         $     348
                                    1996         $    547          $     --           $    22         $     569
                                    1995         $     19          $     --           $    --         $      19
                                --------------   --------------    ----------------   -------------   --------------
 Depreciation and
   amortization expense             1997         $    140          $      1           $    35         $     176
                                    1996         $    131          $     --           $    29         $     160
                                    1995         $     30          $     --           $    43         $      73
                                --------------   --------------    ----------------   -------------   --------------
Identifiable assets at year end     1997         $  6,165          $     40           $   268         $   6,473
                                    1996         $  6,032          $     56           $   302         $   6,390
                                    1995         $  2,296          $    124           $   127         $   2,547
                                --------------   --------------    ----------------   -------------   --------------

14.  Fourth Quarter Adjustments

In the fourth quarters of 1996 and 1995, the Company recorded significant adjustments which effected the net losses for the years. Following is a summary of such adjustments (unaudited, in thousands):

                                                          -----------------    ----------------    -----------------
                                                                1997                1996                 1995
                                                          -----------------    ----------------    -----------------
 Related party interest expense adjustments               $           --       $         (575)     $            --
 Gain on purchase of accounts receivable                              --                  579                   --
 Loss on settlement of liabilities                                    --                   --                 (856)
 Reserve for discontinued operations                                  --                   --               (1,313)
 Asset valuation adjustments                                          --                 (847)              (6,482)
                                                          =================    ================    =================
                                                          $           --       $         (843)     $        (8,651)
                                                          =================    ================    =================

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                 ON SCHEDULE II

Board of Directors
Rx Medical Services Corp.

In connection with our audit of the consolidated financial statements of Rx Medical Services Corp. referred to in our report dated March 13, 1998, which is included in the Company's Annual Report on Form 10-K, we have also audited
Schedule II for the years ended December 31, 1997, 1996 and 1995. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein. Our report on the financial statements referred to above includes an explanatory paragraph which discusses uncertainties and other matters concerning the Company's compliance with various federal and state regulations and conditions which raise substantial doubt about the Company's ability to continue as a going concern.



/s/   GRANT THORNTON LLP

Fort Lauderdale, Florida
March 13, 1998

                            RX MEDICAL SERVICES CORP.
                                   Schedule II
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)

                                                              Additions
                                               Balance at     charged to                                     Balance at
                                               beginning      costs and                                        end of
                                               of period       expenses        Deductions    Adjustments       period
                                            --------------    -----------      ----------   ------------    ---------------
 Year ended December 31, 1997:
   Allowance for doubtful
     accounts receivable                      $     3,607     $     1,705      $    798      $   (784)      $    $3,730
                                              ============    ============     =========     ==========     ============

 Allowance for uncollectible notes
    and other receivables                     $       671     $        --      $     --      $      --      $      $671
                                              ============    ============     =========     ==========     ============

 Year ended December 31, 1996:
   Allowance for doubtful
     accounts receivable                      $       380     $     3,227 (a)  $     --      $      --      $    $3,607
                                              ============    ============     =========     ==========     ============

 Allowance for uncollectible notes
    and other receivables                     $       627     $        89      $     45      $      --      $      $671
                                              ============    ============     =========     ==========     ============

 Year ended December 31, 1995:
   Allowance for doubtful
     accounts receivable                      $        --     $       380      $     --      $      --      $      $380
                                              ============    ============     =========     ==========     ============

 Allowance for uncollectible notes
    and other receivables                     $       106     $       521      $     --      $      --      $      $627
                                              ============    ============     =========     ==========     ============




(a) includes $1,003 charged to gain on purchase of accounts receivable in the Statement of Operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            RX MEDICAL SERVICES CORP.



                            By:      /s/ Randolph H. Speer
                                     -------------------------------------
                                     Randolph H. Speer
                                     President and Chief Operating Officer

                              Dated: March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Michael L. Goldberg             Director, Chairman and             Dated:   March 30, 1998
-----------------------             Chief Executive Officer
Michael L. Goldberg



/s/ Randolph H. Speer               Director, President, Chief         Dated:   March 30, 1998
-----------------------             Operating Officer and Principal
Randolph H. Speer                   Financial Officer



/s/ Phillip E. Pearce               Director                           Dated:   March 30, 1998
---------------------
Phillip E. Pearce



/s/ Michael J. Pickering            Director                           Dated:   March 30, 1998
------------------------
Michael J. Pickering, M. D.
