Form 10-Q
period 1998-03-31
RX MEDICAL SERVICES CORP
filed 1998-06-09
CIK 868825

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998


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



                                 (954) 462-1711
             -------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes (   ) No ( X )

The number of shares outstanding of the registrant's common stock, par value $.002 per share, at March 31, 1998, was 9,164,117 shares.


                                    1 of 15

                            Rx MEDICAL SERVICES CORP.

                                    FORM 10-Q

                        Three Months Ended March 31, 1998

                                      INDEX

                                                                      Page No.
                                                                      --------

    PART I.       FINANCIAL INFORMATION                                  3

    Item 1.       Financial Statements                                   3

    Item 2.       Management Discussion and Analysis of Financial
                  Condition and Results of Operations                   12

    PART II.      OTHER INFORMATION                                     14

    Item 5.       Other Information                                     14

    Item 6.       Exhibits and Reports on Form 8-K                      14

    SIGNATURES                                                          15

















                                     2 of 15

 ITEM 1.            FINANCIAL STATEMENTS.

                            Rx MEDICAL SERVICES CORP.
                      Consolidated Statements of Operations
                 (Dollars in thousands except per share amounts)

                                                      Three Months Ended March 31,
                                                    ------------------------------
                                                        1998              1997
                                                    ------------       -----------
                                                     (Unaudited)       (Unaudited)
Revenues:
  Hospitals and medical clinics                        $ 4,615          $ 5,314
  Pharmaceutical products                                   52              339
                                                    ----------        ---------
                                                         4,667            5,653
                                                    ----------        ---------
Costs and expenses:
  Compensation and benefits                              2,460            2,958
  Pharmaceutical products                                   41              279
  Supplies                                                 519              471
  Fees for services                                        690              694
  Bad debts                                                 45              527
  Depreciation and amortization                             54               39
  Occupancy                                                180              164
  Occupancy-related party                                  241              241
  Equipment rental and maintenance                         123              133
  Equipment rental-related party                            46               46
  Other                                                    536              694
                                                    ----------        ---------
                                                         4,935            6,246
                                                    ----------        ---------

Operating loss                                            (268)            (593)

Other income (expense):
  Interest                                                 (94)              (3)
  Interest - related party                              (1,575)          (1,534)
  Gain on settlement of liabilities                        150                2
  Other income                                              19               22
                                                    ----------        ---------
                                                        (1,500)          (1,513)
                                                    ----------        ---------

Loss from continuing operations                         (1,768)          (2,106)

Gain from discontinued operations                           43               27
                                                    ----------        ---------

Net loss                                               $(1,725)         $(2,079)
                                                    ==========        =========

Net loss per common share:
  Loss from continuing operations                      $ (0.20)         $ (0.24)
  Gain from discontinued operations                       0.01             0.01
                                                    ----------        ---------

  Net loss per common share                            $ (0.19)         $ (0.23)
                                                    ==========        =========

The accompanying notes are an integral part of these financial statements.




                                    3 of 15

                            Rx MEDICAL SERVICES CORP.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                 March 31,     December 31,
                                                                  1998            1997
                                                                ----------     ------------
                                                               (Unaudited)
Assets:
  Current assets:
    Cash                                                           $    40       $   110
    Accounts receivable (less allowance for doubtful accounts
      of $3,851 and $3,730 at 1998 and 1997, respectively)           3,843         4,074
    Inventories                                                        586           533
    Other                                                              262            85
                                                                ----------     ---------

         Total current assets                                        4,731         4,802
                                                                ----------     ---------

  Property and equipment, at cost
    Land and buildings                                                 713           713
    Equipment                                                          978           930
    Furniture, fixtures and improvements                               193           192
                                                                ----------     ---------

                                                                     1,884         1,835

    Less: accumulated depreciation and amortization                   (352)         (298)
                                                                ----------     ---------

                                                                     1,532         1,537

  Other assets (less allowance for doubtful accounts of $258
    and $671 at 1998 and 1997, respectively)                           325           134
                                                                ----------     ---------
         Total assets                                              $ 6,588       $ 6,473
                                                                ==========     =========


The accompanying notes are an integral part of these financial statements.













                                    4 of 15

                            Rx MEDICAL SERVICES CORP.
                     Consolidated Balance Sheets (continued)
                             (Dollars in thousands)


                                                                        March 31,    December 31,
                                                                         1998            1997
                                                                      -----------    ------------
                                                                      (Unaudited)
Liabilities and shareholders' deficit:
  Current liabilities:
    Notes payable                                                       $     20       $     20
    Notes payable - related party                                         41,374         40,232
    Accounts payable                                                       3,523          2,793
    Accrued liabilities                                                    2,183          2,052
    Accrued liabilities - related party                                      502            640
    Accrued compensation, benefits and related taxes                         908            849
    Current portion of long-term debt                                      3,087          3,087
    Current portion of capital lease obligations                              48             41
                                                                        --------       --------
         Total current liabilities                                        51,645         49,714
  Long-term liabilities:
    Long-term debt                                                           196            202
    Net liabilities of discontinued operations                                75            100
    Obligations under capital leases                                          86             86
                                                                        --------       --------
         Total long-term liabilities                                         357            388
                                                                        --------       --------

         Total liabilities                                                52,002         50,102
                                                                        --------       --------


Commitments and contingencies                                                 --             --

Shareholders' deficit:
  Convertible preferred stock, $.001 par value, authorized shares
    20,000,000, issued and outstanding 422,488 shares at 1998
    and 1997; aggregate liquidation preference of $2,134 at 1998
    and 1997                                                                   1              1
  Convertible preferred stock, $5.00 par value, authorized shares
    1,091,250, issued and outstanding 600,270 shares at 1998 and
    1997; aggregate liquidation preference of $3,662 and $3,602 at
    1998 and 1997, respectively                                            3,001          3,001
  Common stock, $.002 par value, authorized 25,000,000 shares,
    issued and outstanding 9,164,117 shares at 1998 and 1997                  18             18
  Additional paid-in capital                                              37,173         37,233
  Accumulated deficit                                                    (85,606)       (83,881)
  Treasury stock, 605,554 shares of common stock, at par value,
     at 1998 and 1997                                                         (1)            (1
                                                                        --------       --------
         Total shareholders' deficit                                     (45,414)       (43,629)
                                                                        --------       --------

         Total liabilities and shareholders' deficit                    $  6,588       $  6,473
                                                                        ========       ========

 The accompanying notes are an integral part of these financial statements.




                                    5 of 15

                            Rx MEDICAL SERVICES CORP.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              1998          1997
                                                         --------------  ------------
                                                           (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net loss                                                   $(1,725)      $(2,079)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                                 54            39
    Provision for bad debts                                       45           527
    (Gain) loss on settlement of liabilities                    (150)           72
    Changes in operating assets and
      liabilities, net of effects of acquisition:
        (Increase) decrease in accounts receivable               185          (682)
        Increase in inventories                                  (53)          (10)
        Increase in other assets                                (368)          (21)
        Increase in accounts payable
          and accrued liabilities                              1,012           241
        Decrease in accrued liabilities - related party         (138)          (13)
        Change in discontinued operations                        (25)           --
                                                             -------       -------
            Net cash used in operating activities             (1,163)       (1,926)
                                                             -------       -------

Cash flows from investing activities:
  Acquisition of property and equipment                          (29)          (30)
  Acquisition, net of cash acquired                               --        (1,166)
                                                             -------       -------
            Net cash used in investing activities                (29)       (1,196)
                                                             -------       -------

Cash flows from financing activities:
  Proceeds from notes payable - related party                  1,141         3,088
  Payments on notes payable, long-term debt and
    obligations under capital leases                             (19)          (15)
                                                             -------       -------
            Net cash provided by financing activities          1,122         3,073
                                                             -------       -------

Net decrease in cash                                             (70)          (49)

Cash - beginning of period                                       110           685
                                                             -------       -------

Cash - end of period                                         $    40       $   636
                                                             =======       =======

 (Continued)






                                    6 of 15

                            Rx MEDICAL SERVICES CORP.
                Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                 1998           1997
                                                            -------------   ------------
                                                              (Unaudited)   (Unaudited)
The following is supplementary information relating to the
  consolidated statement of cash flows:

Details of businesses acquired:
  Fair value of assets acquired                                 $     --      $  1,542
  Liabilities assumed                                           $     --      $    376
                                                             -----------    ----------

Cash paid                                                       $     --      $  1,166
                                                             ===========    ==========

Noncash investing and financing activities:
  Equipment purchased under capital leases                      $     19      $     --
                                                             ===========    ==========


 For the three months ended March 31, 1998 and 1997, interest paid, including interest on obligations under capitalized leases was $2,032 and $60 respectively. No income taxes were paid during these periods.



 The accompanying notes are an integral part of these financial statements.















                                    7 of 15

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the audited annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K for the year ended December 31, 1997 of Rx Medical Services Corp. (the "Company"), as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 1997 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

For the year ended December 31, 1997, the medical diagnostic services business segment has been reflected as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 which provides for the reporting of operating results of discontinued operations separately from the continuing operations.

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $46.9 million at March 31, 1998, is in default with respect to certain indebtedness and there are uncertainties regarding the Company's compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is also dependent on the settlement of various lawsuits and the continued funding of its operations from its primary lender, National Century Financial Enterprises, Inc. (the "Financing Source") or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

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

Note 2 - Earnings Per Share
Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires public companies to present basic earnings (net loss) per share and, if applicable, diluted earnings (net loss) per share for all periods that statements of operations are presented. The statement is effective for all financial statements issued for periods ending after December 15, 1997 and requires restatement of earnings (net loss) per share for all periods presented.

The Company has only presented basic net loss per share since (a) the potential common shares of the Company would be anti-dilutive and (b) the Company has reflected net losses from continuing operations for all periods presented and thus the diluted net loss per share would be the same as basic net loss per share.

The following table reflects the computation of the net loss per common share:

                                             ----------------------------------------------------------------------
                                                                 Three Months Ended March 31,
                                             ----------------------------------------------------------------------
                                                           1998                                1997
                                             ----------------------------------  ----------------------------------
                                                                  Per-Share                          Per-Share
                                                 Amount            Amount            Amount            Amount
                                             ----------------  ----------------  ---------------  -----------------
Loss from continuing operations                $     (1,768)    $       (0.19)     $    (2,106)   $         (0.23)
Dividends on preferred stock                            (60)            (0.01)             (60)             (0.01)
                                             ----------------  ----------------  ---------------  -----------------

Loss available to common
  shareholders                                       (1,828)            (0.20)          (2,166)             (0.24)
Gain from discontinued operations                        43              0.01               27               0.01
                                             ----------------  ----------------  ---------------  -----------------
Net loss                                       $     (1,785)    $       (0.19)     $    (2,139)   $         (0.23)
                                             ================  ================  ===============  =================

Weighted average common
  shares outstanding                                  9,164                              9,164
                                             ================                    ===============


Note 3 - Notes Payable - Related Party
At March 31, 1998, notes payable included approximately $40.6 million due to the Financing Source, through which the Company has obtained financing collateralized by certain accounts receivable.





                                    9 of 15

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4 - Comprehensive Income
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires entities presenting a complete set of financial statements to include details of comprehensive income that arises in the reporting period in a financial statement that is displayed with the same prominence as other financial statements. The statement does not affect the measurement of the components of comprehensive income or introduce new categories of comprehensive income. The statement does not apply to entities that have no items of comprehensive income in any period presented. This statement is effective for periods beginning after December 31, 1997. This statement does not apply to the Company's financial statements as there are no items of comprehensive income in any of the periods being presented.

Note 5 - Segment Information
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires disclosure of net profit or loss, certain specific revenue and expense items and certain asset items by reportable segments and how reportable segments are determined. The statement defines a reportable segment as a component of an entity about which separate financial information is produced internally, that is evaluated by the chief operating decision-maker to assess performance and allocate resources. This statement is effective for fiscal years beginning after December 15, 1997.

The Company operates in two business segments: the operation and management of hospitals and medical clinics, and the distribution of pharmaceutical products. During 1995, the Company discontinued its medical diagnostic services business segment which has been reported as net liabilities of discontinued operations in the consolidated financial statements.

The following table presents information on the Company's two business segments for the three months ended March 31, 1998 (in thousands):

                              ----------------   -------------------   --------------     ---------------
                                Hospitals and
                                   Medical        Pharmaceutical
                                   Clinics            Products           Corporate             Total
                              ----------------   -------------------   --------------     ---------------
Revenues                           $ 4,615            $    52             $    --             $ 4,667

Operating profit (loss)            $   137            $   (41)            $  (364)            $  (268)

Capital expenditures               $    28            $    --             $    20             $    48

Depreciation and
   amortization expense            $    42            $    --             $    12             $    54

Identifiable assets at
  end of period                    $ 6,338            $    61             $   189             $ 6,588




                                    10 of 15

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



The following table presents information on the Company's two business segments for the three months ended March 31, 1997 (in thousands):

                                -------------      --------------      ---------------       -----------
                                Hospitals and
                                   Medical         Pharmaceutical
                                   Clinics             Products           Corporate             Total
                                -------------      --------------      ---------------       -----------
Revenues                           $ 5,314             $   339             $    --             $ 5,653

Operating loss                     $  (215)            $   (68)            $  (310)            $  (593)

Capital expenditures               $    18             $     4             $     8             $    30

Depreciation and
   amortization expense            $    31             $    --             $     8             $    39

Identifiable assets at
  end of period                    $ 7,772             $   127             $   162             $ 8,061
















                                    11 of 15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Revenues from hospitals and medical clinics for the three months ended March 31, 1998 were $4.6 million compared to $5.3 million for the three months ended March 31, 1997. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at DCMC which resulted in a decrease of revenues of approximately $0.6 million, and (b) a cumulative decrease at other Company hospital and medical clinics of approximately $0.1 million.

The pharmaceutical products distribution division generated nominal revenues during the three months ended March 31, 1998 due to litigation commenced as a result of a dispute between the Company and its joint venture partner. Notwithstanding this litigation, the pharmaceutical products distribution division is moving forward and anticipates generating greater revenues in the second quarter of 1998 as compared to the revenues generated during the first quarter of 1998.

Costs and expenses decreased 27% to $4.9 million for the three months ended March 31, 1998 from $6.2 million for the three months ended March 31, 1997. Of these 1998 expenses, hospital management operations accounted for $4.5 million, pharmaceutical products distribution accounted for $0.1 million, and the corporate expenses of the Company were $0.3 million. The decrease in costs and expenses is primarily the result of (a) a decrease in patient services provided at DCMC resulting in a decrease of costs and expenses of approximately $0.5 million; (b) a decrease in patient services at PHP resulting in a decrease of costs and expenses of approximately $0.1 million; (c) a decrease in sales from the pharmaceutical products distribution division resulting in a decrease in costs and expense of approximately $0.3 million, and (d) a cumulative decrease at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $0.4 million.

Interest expense increased 9% to $1.7 million for the three months ended March 31, 1998 from $1.5 million for the three months ended March 31, 1997. This increase is due to a higher level of borrowings from the Financing Source. (see "Financial Condition, Liquidity, and Capital Resources" below).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

During the three months ended March 31, 1998, the Company's working capital deficit increased by approximately $2.0 million to $46.9 million. This increase in the working capital deficit was primarily due to a $1.1 million increase in the level of funding from the Financing Source as well as operating losses. In addition, the Company is a defendant in various lawsuits. Through March 31, 1998, the Company's ability to continue as a going concern is dependent on successful resolution of the lawsuits and the continued funding of its operations by the Financing Source. Without this funding, the Company's ability to operate its business would be adversely



                                    12 of 15
impacted. As a result of the elimination by the Company of a portion of its unprofitable operations, the continued dependence on the Financing Source has been lessened. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Financing Source, or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's continuing operations are presently being funded through financing agreements with the Financing Source and the Company's various operating subsidiaries. Agreements to finance eligible accounts receivable exist with five of the Company's operating subsidiaries.

While the Company has not yet reached profitability operationally, it has several plans of action in progress designed to improve profitability as well as cash flow. The Company has divested a portion of its loss operations and will continue to pursue additional sources of revenues by expanding its hospital operations and other specialty medical services.

GOING CONCERN

The reports of the independent auditors of the Company on its 1997, 1996 and 1995 consolidated financial statements express substantial doubt about the Company's ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency and delinquencies, defaults on its accounts payable and other outstanding liabilities, litigation, as well as to the uncertainty of the Company's compliance with certain Medicare and state statutes and regulations. As of January 1, 1995, the Company's subsidiary that operated the medical diagnostic services business segment ("Manatee") was unable to comply with certain provisions of the OBRA 1993 amendments to the Stark Act, as well as, certain similar state statutes. Although the Company has not been the subject of, and is not currently the subject of, any administrative proceedings concerning violations of federal or state self-referral statutes or regulations, in the event that the Company is found to have violated such statutes and regulations, it could be subject to cumulative fines and penalties and could also be required to make refunds, which may aggregate up to approximately $50.0 million. The Company believes, however, that due to the filing of the Chapter 7 bankruptcy petition for Manatee in April 1996, the likelihood of such enforcement actions occurring is remote.

As mentioned in the Financial Condition section, the Company is dependent on the continued funding currently being received from the Financing Source to continue operations. The discontinuance of such funding, and the unavailability of financing to replace such funding, could result in the Company ceasing its operations.









                                    13 of 15

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A)       Reports on Forms 8-K were filed as follows:

         On February 12, 1998, the Company filed a current report on Form 8-K (Date of Report - January 29, 1998) indicating that the pending shareholders' lawsuit under the title KRELOFF AND RICH V. Rx MEDICAL SERVICES CORP. AND MICHAEL L. GOLDBERG was voluntarily dismissed. In consideration for the voluntary dismissal without prejudice, the Company agreed to pay plaintiffs' counsel their out of pocket costs amounting to approximately $16,000. No release of any claims was given to the defendants by virtue of the stipulation of dismissal.

         Exhibit 27.1   Financial Data Schedule (for SEC use only).

         Exhibit 27.2   Financial Data Schedule (for SEC use only).













                                    14 of 15

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Rx MEDICAL SERVICES CORP.



By:      /s/ Randolph H. Speer
         -------------------------------
         Randolph H. Speer
         President and
          Principal Accounting Officer


Date:    June 8, 1998



















                                    15 of 15