Form 10-Q
period 1998-06-30
RX MEDICAL SERVICES CORP
filed 1998-09-21
CIK 868825

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission File Number 1-10963


                            RX MEDICAL SERVICES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEVADA                                               87-0436782
 ------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)


   888 East Las Olas Boulevard, Suite 210, Fort Lauderdale, Florida   33301
  ----------------------------------------------------------------------------
             (Address of principal executive offices)               (Zip code)


                                 (954) 462-1711
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No ( X )

The number of shares outstanding of the registrant's common stock, par value $.002 per share, at June 30, 1998, was 10,724,819 shares.




                                    1 of 18

                            RX MEDICAL SERVICES CORP.

                                    FORM 10-Q

                         Six Months Ended June 30, 1998

                                      INDEX

                                                                                     PAGE NO.

         PART I.  FINANCIAL INFORMATION                                                  3

         Item 1.           Financial Statements                                          3

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                          14

         PART II. OTHER INFORMATION                                                     17

         Item 1.           Legal Proceedings                                            17

         Item 2.           Changes in Securities and Use of Proceeds                    17

         Item 3.           Defaults Upon Senior Securities                              17

         Item 4.           Submission of Matters to a Vote of Security Holders          17

         Item 5.           Other Information                                            17

         Item 6.           Exhibits and Reports on Form 8-K                             17

         SIGNATURES                                                                     18



















                                    2 of 18

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.


                            RX MEDICAL SERVICES CORP.
                      Consolidated Statements of Operations
                 (Dollars in thousands except per share amounts)

                                               Three Months Ended June 30,   Six Months Ended June 30,
                                              ----------------------------   --------------------------
                                                  1998           1997           1998           1997
                                              ------------   -------------   -----------    -----------
                                               (Unaudited)   (Unaudited)     (Unaudited)    (Unaudited)
Revenues:
  Hospitals and medical clinics                 $  3,840       $  5,218       $  8,456       $ 10,533
  Pharmaceutical products                            417             --            468            339
                                                --------       --------       --------       --------
                                                   4,257          5,218          8,924         10,872
                                                --------       --------       --------       --------

Costs and expenses:
  Compensation and benefits                        2,391          2,928          4,851          5,879
  Pharmaceutical products                            306              2            347            282
  Supplies                                           379            512            899            984
  Fees for services                                  695            741          1,385          1,452
  Bad debts                                          433            354            477            907
  Depreciation and amortization                       61             39            115             78
  Occupancy                                          175            170            356            334
  Occupancy - related party                          241            240            481            481
  Equipment rental and maintenance                    91            139            214            256
  Equipment rental - related party                    46             46             92             92
  Other                                              470            591          1,005          1,219
                                                --------       --------       --------       --------
                                                   5,288          5,762         10,222         11,964
                                                --------       --------       --------       --------

Operating loss                                    (1,031)          (544)        (1,298)        (1,092)

Other income (expense):
  Interest                                           (92)           (22)          (187)           (26)
  Interest - related party                        (1,898)        (1,557)        (3,473)        (3,090)
  Gain (loss) on settlement of liabilities            --             --            150            (73)
  Other income                                        84             43            103             65
                                                --------       --------       --------       --------
                                                  (1,906)        (1,536)        (3,407)        (3,124)
                                                --------       --------       --------       --------

Loss from continuing operations                   (2,937)        (2,080)        (4,705)        (4,216)

Gain from discontinued operations                     31             23             74             80
                                                --------       --------       --------       --------

Net loss                                        $ (2,906)      $ (2,057)      $ (4,631)      $ (4,136)
                                                ========       ========       ========       ========

Net loss per common share:
  Loss from continuing operations               $  (0.32)      $  (0.24)      $  (0.51)      $  (0.47)
  Gain from discontinued operations                 0.01           0.01           0.01           0.01
                                                --------       --------       --------       --------

  Net loss per common share                     $  (0.31)      $  (0.23)      $  (0.50)      $  (0.46)
                                                ========       ========       ========       ========





 The accompanying notes are an integral part of these financial statements.


                                    3 of 18

                            RX MEDICAL SERVICES CORP.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                           June 30,    December 31,
                                                                            1998          1997
                                                                         -----------   ------------
                                                                         (Unaudited)
Assets:
  Current assets:
    Cash                                                                   $    71       $   110
    Accounts receivable (less allowance for doubtful accounts of
      $3,582 and $3,730 at 1998 and 1997, respectively)                      3,375         4,074
    Inventories                                                                540           533
    Other                                                                      262            85
                                                                           -------       -------

         Total current assets                                                4,248         4,802
                                                                           -------       -------

  Property and equipment, at cost
    Land and buildings                                                         713           713
    Equipment                                                                1,236           930
    Furniture, fixtures and improvements                                       193           192
                                                                           -------       -------

                                                                             2,142         1,835

    Less: accumulated depreciation and amortization                           (413)         (298)
                                                                           -------       -------

                                                                             1,729         1,537

  Other assets (less allowance for doubtful accounts of $258 and $671
    at 1998 and 1997, respectively)                                            157           134
                                                                           -------       -------

         Total assets                                                      $ 6,134       $ 6,473
                                                                           =======       =======

















 The accompanying notes are an integral part of these financial statements.


                                    4 of 18

                            RX MEDICAL SERVICES CORP.
                     Consolidated Balance Sheets (continued)
                             (Dollars in thousands)

                                                                                June 30,      December 31,
                                                                                 1998            1997
                                                                              -----------     ------------
                                                                              (Unaudited)
Liabilities and shareholders' deficit:
  Current liabilities:
    Notes payable                                                               $     20       $     20
    Notes payable - related party                                                 43,196         40,232
    Accounts payable                                                               4,324          2,793
    Accrued liabilities                                                            1,599          2,052
    Accrued liabilities - related party                                              191            640
    Accrued compensation, benefits and related taxes                                 921            849
    Current portion of long-term debt                                              3,087          3,087
    Current portion of capital lease obligations                                      47             41
    Current portion of capital lease obligations-related party                        50             --
                                                                                --------       --------
         Total current liabilities                                                53,435         49,714
  Long-term liabilities:
    Long-term debt                                                                   190            202
    Net liabilities of discontinued operations                                        50            100
    Obligations under capital leases                                                  77             86
    Obligations under capital leases-related party                                   161             --
                                                                                --------       --------
         Total long-term liabilities                                                 478            388
                                                                                --------       --------

         Total liabilities                                                        53,913         50,102
                                                                                --------       --------


Commitments and contingencies                                                         --             --

Shareholders' deficit:
  Convertible preferred stock, $.001 par value, authorized shares
    20,000,000, issued and outstanding 422,488 shares at 1998
    and 1997; aggregate liquidation preference of $2,134 at 1998
    and 1997                                                                           1              1
  Convertible preferred stock, $5.00 par value, authorized shares
     1,091,250, issued and outstanding 600,270 shares at 1998 and
    1997; aggregate liquidation preference of $3,121 and $3,602 at
    1998 and 1997, respectively                                                    3,001          3,001
  Common stock, $.002 par value, authorized 25,000,000 shares, issued and outstanding 10,724,819 and 9,164,117 shares at 1998
    and 1997, respectively                                                            22             18
  Additional paid-in capital                                                      37,710         37,233
  Accumulated deficit                                                            (88,512)       (83,881)
  Treasury stock, 605,554 shares of common stock, at par value,
     at 1998 and 1997                                                                 (1)            (1
                                                                                --------       --------
         Total shareholders' deficit                                             (47,779)       (43,629)
                                                                                --------       --------

         Total liabilities and shareholders' deficit                            $  6,134       $  6,473
                                                                                ========       ========



The accompanying notes are an integral part of these financial statements


                                    5 of 18

                            RX MEDICAL SERVICES CORP.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                       Six Months Ended June 30,
                                                                       -------------------------
                                                                         1998           1997
                                                                       -----------   -----------
                                                                       (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net loss                                                              $(4,631)      $(4,136)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                           115            70
    Provision for bad debts                                                 477           907
    (Gain) loss on settlement of liabilities                               (150)           73
    Changes in operating assets and liabilities, net of effects of acquisition:
        (Increase) decrease in accounts receivable                          221        (1,082)
        Increase in inventories                                              (7)          (10)
        (Increase) decrease in other assets                                (199)           49
        Increase in accounts payable and accrued liabilities              1,780           162
        Increase (decrease) in accrued liabilities - related party         (448)        1,042
        Change in discontinued operations                                   (50)           --
                                                                        -------       -------
            Net cash used in operating activities                        (2,892)       (2,925)
                                                                        -------       -------

Cash flows from investing activities:
  Acquisition of property and equipment                                     (64)          (86)
  Acquisition, net of cash acquired                                          --        (1,166)
                                                                        -------       -------
            Net cash used in investing activities                           (64)       (1,252)
                                                                        -------       -------

Cash flows from financing activities:
  Proceeds from notes payable - related party                             2,964         3,996
  Payments on notes payable, long-term debt and obligations under
    capital leases                                                          (35)          (51)
  Payments on obligations under capital leases - related party              (12)           --
                                                                        -------       -------
            Net cash provided by financing activities                     2,917         3,945

Net decrease in cash                                                        (39)         (232)

Cash - beginning of period                                                  110           685
                                                                        -------       -------

Cash - end of period                                                    $    71       $   453
                                                                        =======       =======









 (Continued)


                                    6 of 18

                            RX MEDICAL SERVICES CORP.
                Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)

                                                           Six Months Ended June 30,
                                                           --------------------------
                                                                1998         1997
                                                           -------------  -----------
                                                             (Unaudited)  (Unaudited)
The following is supplementary information relating to the
  consolidated statement of cash flows:

Details of businesses acquired:
  Fair value of assets acquired                                 $   --      $1,542
  Liabilities assumed                                           $   --      $  376
                                                                ------      ------

  Cash paid                                                     $   --      $1,166
                                                                ======      ======

Noncash investing and financing activities:
  Equipment purchased under capital leases                      $  242      $   --
                                                                ======      ======
  Common stock issued for payment of dividends in arrears       $  600      $   --
                                                                ======      ======


For the six months ended June 30, 1998 and 1997, interest paid, including interest on obligations under capitalized leases was $3,949 and $2,727, respectively. No income taxes were paid during these periods.


















 The accompanying notes are an integral part of these financial statements.


                                    7 of 18

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

The Company began operating its hospital management division in 1995 and revenues include the results of operations from August 1, 1995. In 1996, the Company began operating two additional hospitals - the Dickenson County Medical Center located in Clintwood, Virginia ("DCMC") and the Whitwell Medical Center located in Whitwell, Tennessee ("WMC"). Revenues include the results of operations of DCMC from April 1, 1996 and WMC from April 1, 1996 to October 31, 1996. In 1997, the Company began operating the Pittsburgh Specialty Hospital ("PSP") located in Pittsburgh, Pennsylvania, and revenues include the results of operations from that facility from January 1, 1997.

For the year ended December 31, 1997, the medical diagnostic services business segment has been reflected as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 which provides for the reporting of operating results of discontinued operations separately from the continuing operations.

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $49.2 million at June 30, 1998, is in default with respect to certain indebtedness and there are uncertainties regarding the Company's compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is also dependent on the settlement of various lawsuits and the continued funding of its operations from its primary lender, National Century Financial Enterprises, Inc. (the "Financing Source") or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached operational profitability, the Company has several plans in progress to improve profitability, as well as cash flow, including the continued development of its hospital management and pharmaceutical products distribution businesses, while also seeking the acquisition of ancillary related businesses. This expansion will focus on increased revenues,




                                    8 of 18

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

The following tables reflect the computation of the net loss per common share (in thousands except per share amounts):

                                       ---------------------------------------------------------
                                                    Three Months Ended June 30,
                                       ---------------------------------------------------------
                                                 1998                           1997
                                       -----------------------    ------------------------------
                                                     Per-Share                         Per-Share
                                        Amount        Amount         Amount             Amount
                                       --------      ---------    -----------          ---------

Loss from continuing operations        $(2,937)      $ (0.31)       $  (2,080)         $  (0.23)
Dividends on preferred stock               (60)        (0.01)             (60)            (0.01)
                                       -------       -------        ---------          --------

Loss available to common
  shareholders'                         (2,997)        (0.32)          (2,140)            (0.24)
Gain from discontinued operations           31          0.01               23              0.01
                                       -------       -------        ---------          --------
Net loss                               $(2,966)      $ (0.31)       $  (2,117)           $(0.23)
                                       =======       =======        =========          ========

Weighted average common
  shares outstanding                     9,679                          9,164
                                       =======                      =========








                                    9 of 18

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




                                       ---------------------------------------------------------
                                                     Six Months Ended June 30,
                                       ---------------------------------------------------------
                                                 1998                           1997
                                       -----------------------    ------------------------------
                                                     Per-Share                         Per-Share
                                        Amount        Amount         Amount             Amount
                                       --------      ---------    -----------          ---------
Loss from continuing operations        $ (4,705)     $   (0.50)     $ (4,216)           $ (0.46)
Dividends on preferred stock               (120)         (0.01)         (120)             (0.01)
                                       --------     ----------      --------            -------

Loss available to common
  shareholders'                          (4,825)         (0.51)       (4,336)             (0.47)
Gain from discontinued operations            74           0.01            80               0.01
                                       --------     ----------      --------            -------
Net loss                               $ (4,751)    $    (0.50)     $ (4,256)           $ (0.46)
                                       ========     ==========      ========            =======

Weighted average common
  shares outstanding                      9,423                        9,164
                                       ========                     ========

Note 3 - Notes Payable - Related Party

At June 30, 1998, notes payable included approximately $43.2 million due to the Financing Source, through which the Company has obtained financing collateralized by certain accounts receivable and property.

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







                                    10 of 18

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




The Company operates in two business segments: the operation and management of hospitals and medical clinics, and the distribution of pharmaceutical products. During 1995, the Company discontinued its medical diagnostic services business segment which has been reported as net liabilities of discontinued operations in the consolidated financial statements.

The following tables present information on the Company's two business segments (in thousands):

                             --------------------------------------------------------------
                                      As Of And For The Six Months Ended June 30, 1998
                             --------------------------------------------------------------
                             Hospitals and
                                Medical       Pharmaceutical
                                Clinics         Products        Corporate          Total
                             -------------    --------------   -----------      ----------

Revenues                        $ 8,456          $   468         $    --          $ 8,924

Operating profit (loss)         $  (649)         $    13         $  (662)         $(1,298)

Capital expenditures            $   306          $    --         $    --          $   306

 Depreciation and
   amortization expense         $    97          $     2         $    16          $   115

Identifiable assets at
  end of period                 $ 6,044          $    27         $    63          $ 6,134


                             --------------------------------------------------------------
                                      As Of And For The Six Months Ended June 30, 1997
                             --------------------------------------------------------------
                             Hospitals and
                                Medical       Pharmaceutical
                                Clinics         Products        Corporate          Total
                             -------------    --------------   -----------      ----------
Revenues                        $ 10,533         $    339        $    --         $ 10,872

Operating loss                  $   (278)        $   (172)       $  (642)        $ (1,092)

Capital expenditures            $     63         $      6        $    17         $     86

 Depreciation and
   amortization expense         $     62         $     --        $    16         $     78

Identifiable assets at
  end of period                 $  7,630         $     37        $   180         $  7,847


                                    11 of 18

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 6 - Subsequent Events

Effective July 1, 1998, the 600,270 issued and outstanding shares of the Company's Series F Preferred Stock, held in the name of Intercontinental Investment Associates, Ltd., a Nevada limited liability company ("IIA"), which is an affiliate of the Financing Source, were converted into 600,270 shares of the Company's Common Stock.

On July 1, 1998, a holder of Series C Preferred Stock exchanged 16,759 shares of Series C Preferred Stock for 28,775 shares of the Company's Common Stock.

On July 14, 1998, the Board of Directors of the Company authorized the creation of the Series G Preferred Stock. The number of shares of Series G Preferred Stock, par value of $.001, that the Company is authorized to issue is 1,500,000 shares. Each share of Series G Preferred Stock is convertible into the Company's Common Stock based on the market value of the Company's Common Stock on the date of conversion. The holders of the shares of Series G Preferred Stock can convert twenty-five percent (25%) of their original shares into the Company's Common Stock commencing on July 1, 1999 and on July 1st of each succeeding year, through July 1, 2002, when all remaining shares of Series G Preferred Stock automatically convert into the Company's Common Stock. This series of preferred stock pays dividends quarterly at the rate of $.15 per share per annum, payable at the Company's discretion in cash or the Company's Common Stock.

On July 14, 1998, the Board of Directors of the Company authorized the issuance to IIA of 800,000 shares of Series G Preferred Stock in consideration for a funding to the Company by the Financing Source of approximately $800,000 which was utilized by the Company to finance the litigation settlements described below.

On July 23, 1998, the pending lawsuit against the Company and Manatee Medical Laboratories, Inc. by Eduardo R. Latour, as Trustee for Physicians Reference Lab Short Term Trust filed in the Circuit Court for Pinellas County, Florida (Case No. 96-00683 - CI-15) was settled for $577,500 in cash. A stipulation of settlement was entered into by the parties pursuant to which a voluntary dismissal with prejudice was filed with the Clerk of the Court. The Company, due to the settlement of this lawsuit, will recognize a gain on settlement of indebtedness of approximately $3.2 million in the third quarter of 1998.

On July 23, 1998, a holder of Series C Preferred Stock exchanged 341,893 shares of Series C Preferred Stock for 1,000,000 shares of the Company's Common Stock.

On July 27, 1998, the lawsuit pending in the United States District Court, Eastern District of California (Fresno) under the title SHARI RAINWATER AND GREG RAINWATER V. RX MEDICAL SERVICES CORP., et. al. (Case No. CV-F95-5596 REC/DIR) was settled for $200,000 in cash. A notice of settlement and a stipulation for settlement were filed with the Clerk of the Court.

On August 26, 1998, the Company issued 5,000,000 shares of its Common Stock, par value $.002 per share, to IIA. These shares were issued in consideration of the cancellation by the Financing Source of $800,000 of indebtedness owned by the Company to an affiliate of the

                                    12 of 18

                           Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Financing Source and was based on the market value of the Company's Common Stock of $.16 per share on July 14, 1998, the date the indebtedness was canceled.

Based on the number of shares of the Company's Common Stock issued to IIA and the four individual owners of IIA, a change in the control of the Company has occurred. IIA owns directly or indirectly 9,235,972 shares of the 17,353,864 shares of the Company's $.002 par value Common Stock issued and outstanding as of August 31, 1998. This ownership represents 53.2% of the issued and outstanding shares of the Company's $.002 par value Common Stock as of August 31, 1998. This ownership percentage does not take into account the dividends in arrears of $120,054 on the Series F Preferred Stock, which were in the name of IIA, as of June 30, 1998, which is to be paid by the issuance of 628,950 shares of the Company's Common Stock or the issuance to IIA of 800,000 shares of Series G Preferred Stock.




























                                    13 of 18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

 THREE MONTHS:

Revenues from hospitals and medical clinics for the three months ended June 30, 1998 were $3.8 million compared to $5.2 million for the three months ended June 30, 1997. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at DCMC which resulted in a decrease of revenues of approximately $1.1 million, and (b) a cumulative decrease at other Company hospital and medical clinics of approximately $0.3 million.

Revenues from the pharmaceutical products distribution division for the three months ended June 30, 1998 were $0.4 million. No revenues were generated during the three months ended June 30, 1997 due to litigation commenced as a result of a dispute between the Company and its joint venture partner. Notwithstanding this litigation, the pharmaceutical products distribution division is moving forward and anticipates generating revenues during the third and fourth quarters of 1998.

Costs and expenses decreased 9% to $5.3 million for the three months ended June 30, 1998 from $5.8 million for the three months ended June 30, 1997. Of these 1998 expenses, hospital management operations accounted for $4.6 million, pharmaceutical products distribution accounted for $0.4 million, and the corporate expenses of the Company were $0.3 million. The decrease in costs and expenses is primarily the result of (a) a decrease in patient services provided at DCMC resulting in a decrease of costs and expenses of approximately $0.6 million; (b) a decrease in patient services and the implementation of cost cutting strategies at PSP resulting in a decrease of costs and expenses of approximately $0.1 million; (c) an increase in sales from the pharmaceutical products distribution division resulting in an increase in costs and expense of approximately $0.3 million, and (d) a cumulative decrease at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $0.1 million.

Interest expense increased 26% to $2.0 million for the three months ended June 30, 1998 from $1.6 million for the three months ended June 30, 1997. This increase is due to a higher level of borrowings from the Financing Source. (see "Financial Condition, Liquidity, and Capital Resources" below).

 SIX MONTHS:

Revenues from hospitals and medical clinics for the six months ended June 30, 1998 were $8.5 million compared to $10.5 million for the six months ended June 30, 1997. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at DCMC which resulted in a decrease of revenues of approximately $1.7 million, and (b) a cumulative decrease at other Company hospital and medical clinics of approximately $0.3 million.



                                    14 of 18

Revenues from the pharmaceutical products distribution division for the six months ended June 30, 1998 were $0.5 million compared to $0.3 million for the six months ended June 30, 1997. This increase is primarily due to the current pharmaceutical product mix being in high demand and thus commanding higher sales prices.

Costs and expenses decreased 17% to $10.2 million for the six months ended June 30, 1998 from $12.0 million for the six months ended June 30, 1997. Of these 1998 expenses, hospital management operations accounted for $9.1 million, pharmaceutical products distribution accounted for $0.4 million, and the corporate expenses of the Company were $0.7 million. The decrease in costs and expenses is primarily the result of (a) a decrease in patient services provided at DCMC resulting in a decrease of costs and expenses of approximately $1.0 million; (b) a decrease in patient services and the implementation of cost cutting strategies at PSP resulting in a decrease of costs and expenses of approximately $0.2 million; and (c) a cumulative decrease at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $0.6 million.

Interest expense increased 17% to $3.7 million for the six months ended June 30, 1998 from $3.1 million for the six months ended June 30, 1997. This increase is due to a higher level of borrowings from the Financing Source. (see "Financial Condition, Liquidity, and Capital Resources" below).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

During the six months ended June 30, 1998, the Company's working capital deficit increased by approximately $4.3 million to $49.2 million. This increase in the working capital deficit was primarily due to a $3.0 million increase in the level of funding from the Financing Source as well as operating losses. In addition, the Company is a defendant in various lawsuits. Through June 30, 1998, the Company's ability to continue as a going concern is dependent on successful resolution of the lawsuits and the continued funding of its operations by the Financing Source. Without this funding, the Company's ability to operate its business would be adversely impacted. As a result of the elimination by the Company of a portion of its unprofitable operations, the continued dependence on the Financing Source has been lessened. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Financing Source, or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's continuing operations are presently being funded through financing agreements with the Financing Source and the Company's various operating subsidiaries. Agreements to finance eligible accounts receivable exist with five of the Company's operating subsidiaries.

While the Company has not yet reached profitability operationally, it has several plans of action in progress designed to improve profitability as well as cash flow. The Company has divested a


                                    15 of 18
portion of its loss operations and will continue to pursue additional sources of revenues by expending its hospital operations and other specialty medical services.

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































                                    16 of 18

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
          None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None

ITEM 5. OTHER INFORMATION.
          See Note 6 - Subsequent Events in Item 1 Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
          (a) Exhibits:
              4(f) - Certificate Of Designation, Series G Preferred Stock

          (b) Reports on Form 8-K:
              None



















                                    17 of 18

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Rx MEDICAL SERVICES CORP.

By: /s/ RANDOLPH H. SPEER
    ----------------------------------
    Randolph H. Speer
    President and
    Principal Accounting Officer

Date: September 21, 1998
























                                    18 of 18