Form 10-Q
period 1998-09-30
RX MEDICAL SERVICES CORP
filed 1999-01-04
CIK 868825

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___

                         Commission File Number 1-10963

                           RX MEDICAL SERVICES CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                               87-0436782
-------------------------------                                  ----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

     888 EAST LAS OLAS BOULEVARD, SUITE 210, FORT LAUDERDALE, FLORIDA 33301
     ----------------------------------------------------------------------
            (Address of principal executive offices)     (Zip code)

                                 (954) 462-1711
-------------------------------------------------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No ( X )

The number of shares outstanding of the registrant's common stock, par value $.002 per share, at September 30, 1998, was 17,353,864 shares.

                            RX MEDICAL SERVICES CORP.

                                    FORM 10-Q

                      Nine Months Ended September 30, 1998

                                      INDEX

                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

Item 2.  Management Discussion and Analysis of Financial
         Condition and Results of Operations                                 15

PART II. OTHER INFORMATION                                                   18

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities and Use of Proceeds                           18

Item 3.  Defaults Upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    18

SIGNATURES                                                                   19



                                    2 of 19

Item 1.  Financial Statements.

                           RX MEDICAL SERVICES CORP.
                     Consolidated Statements of Operations
                (Dollars in thousands except per share amounts)

                                                 Three Months Ended          Nine Months Ended
                                                    September 30,               September 30,
                                               ----------------------      ----------------------
                                                 1998          1997          1998          1997
                                              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                               --------      --------      --------      --------
Revenues:
  Hospitals and medical clinics                $  3,776      $  4,685      $ 12,232      $ 15,218
  Pharmaceutical products                           424             7           892           346
                                               --------      --------      --------      --------
                                                  4,200         4,692        13,124        15,564
                                               --------      --------      --------      --------

Costs and expenses:
  Compensation and benefits                       2,331         2,725         7,183         8,604
  Pharmaceutical products                           224             6           572           288
  Supplies                                          513           454         1,411         1,438
  Fees for services                                 580           757         1,964         2,209
  Bad debts                                         507           413           984         1,320
  Depreciation and amortization                      63            40           179           118
  Occupancy                                         187           182           543           516
  Occupancy-related party                           241           241           722           722
  Equipment rental and maintenance                   90           150           304           407
  Equipment rental-related party                     46            46           137           137
  Other                                             456           619         1,462         1,838
                                               --------      --------      --------      --------
                                                  5,238         5,633        15,461        17,597
                                               --------      --------      --------      --------

Operating loss                                   (1,038)         (941)       (2,337)       (2,033)

Other income (expense):
  Interest                                          (43)          (12)         (230)          (37)
  Interest - related party                       (1,942)       (1,608)       (5,415)       (4,698)
  Gain (loss) on settlement of liabilities         (200)           43           (50)          (30)
  Other income                                       36            19           139            83
                                               --------      --------      --------      --------
                                                 (2,149)       (1,558)       (5,556)       (4,682)
                                               --------      --------      --------      --------

Loss from continuing operations                  (3,187)       (2,499)       (7,893)       (6,715)

Gain from discontinued operations                    31            --           105            80

Extraordinary Item:
  Gain on settlement of indebtedness              3,195            --         3,195            --
                                               --------      --------      --------      --------

Net loss                                       $     39      $ (2,499)     $ (4,593)     $ (6,635)
                                               ========      ========      ========      ========

Net loss per common share:
  Loss from continuing operations              $  (0.20)     $  (0.28)     $  (0.68)     $  (0.75)
  Gain from discontinued operations                0.01            --          0.01          0.01
  Gain on settlement of indebtedness               0.19            --          0.27            --
                                               --------      --------      --------      --------

  Net loss per common share                    $     --      $  (0.28)     $  (0.40)     $  (0.74)
                                               ========      ========      ========      ========

 The accompanying notes are an integral part of these financial statements.



                                    3 of 19

                           RX MEDICAL SERVICES CORP.
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                       September 30,   December 31,
                                                                            1998          1997
                                                                          --------      --------
                                                                         (Unaudited)
Assets:
  Current assets:
    Cash                                                                  $    203      $    110
    Accounts receivable (less allowance for doubtful accounts of
      $3,435 and $3,730 at 1998 and 1997, respectively)                      3,121         4,074
    Inventories                                                                441           533
    Other                                                                      243            85
                                                                          --------      --------

         Total current assets                                                4,008         4,802
                                                                          --------      --------

  Property and equipment, at cost
    Land and buildings                                                         713           713
    Equipment                                                                1,262           930
    Furniture, fixtures and improvements                                       193           192
                                                                          --------      --------

                                                                             2,168         1,835

    Less: accumulated depreciation and amortization                           (477)         (298)
                                                                          --------      --------
                                                                             1,691         1,537

  Other assets (less allowance for doubtful accounts of $263 and $671
    at 1998 and 1997, respectively)                                            175           134
                                                                          --------      --------

         Total assets                                                     $  5,874      $  6,473
                                                                          ========      ========


The accompanying notes are an integral part of these financial statements.



                                    4 of 19

                           RX MEDICAL SERVICES CORP.
                    Consolidated Balance Sheets (continued)
                             (Dollars in thousands)

                                                                     September 30,  December 31,
                                                                         1998          1997
                                                                       --------      --------
                                                                      (Unaudited)
Liabilities and shareholders' deficit:
  Current liabilities:
    Notes payable                                                      $     20      $     20
    Notes payable - related party                                        44,865        40,232
    Accounts payable                                                      4,023         2,793
    Accrued liabilities                                                   1,008         2,052
    Accrued liabilities - related party                                      83           640
    Accrued compensation, benefits and related taxes                        905           849
    Current portion of long-term debt                                        25         3,087
    Current portion of long-term debt-related party                          86            --
    Current portion of capital lease obligations                             41            41
    Current portion of capital lease obligations-related party               58            --
                                                                       --------      --------
         Total current liabilities                                       51,114        49,714
  Long-term liabilities:
    Long-term debt                                                          183           202
    Long-term debt-related party                                            484
    Net liabilities of discontinued operations                               25           100
    Obligations under capital leases                                         69            86
    Obligations under capital leases-related party                          166            --
                                                                       --------      --------
         Total long-term liabilities                                        927           388
                                                                       --------      --------

         Total liabilities                                               52,041        50,102
                                                                       --------      --------


Commitments and contingencies                                                --

Shareholders' deficit:
  Convertible preferred stock, $.001 par value, authorized shares
    20,000,000, issued and outstanding 63,836 and 422,488 shares at 1998 and 1997; aggregate liquidation preference of $322 and
    $2,134 at 1998 and 1997                                                   1             1
  Convertible preferred stock, $5.00 par value, authorized shares
     1,091,250, issued and outstanding 600,270 shares at 1997;
    aggregate liquidation preference of $3,602 at 1997                       --         3,001
  Convertible preferred stock, $.001 par value, authorized shares
    1,500,000, issued and outstanding 800,000 shares at 1998;
    aggregate liquidation preference of $27 at 1998                           1            --
  Common stock, $.002 par value, authorized 25,000,000 shares, issued and outstanding 17,353,864 and 9,164,117 shares at 1998
    and 1997, respectively                                                   34            18
  Additional paid-in capital                                             42,272        37,233
  Accumulated deficit                                                   (88,474)      (83,881)
  Treasury stock, 605,554 shares of common stock, at par value,
     at 1998 and 1997                                                        (1)           (1)
                                                                       --------      --------
         Total shareholders' deficit                                    (46,167)      (43,629)
                                                                       --------      --------

         Total liabilities and shareholders' deficit                   $  5,874      $  6,473
                                                                       ========      ========

The accompanying notes are an integral part of these financial statements.



                                    5 of 19

                           RX MEDICAL SERVICES CORP.
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                         1998          1997
                                                                       --------      --------
                                                                      (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net loss                                                             $ (4,593)     $ (6,635)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                           179           111
    Provision for bad debts                                                 984         1,320
    Loss on sale and disposal of property and equipment                      --            13
    (Gain) loss on settlement of liabilities                               (150)           30
    Gain on settlement of indebtedness                                   (3,195)           --
    Changes in operating assets and liabilities, net of effects of acquisition:
        Increase in accounts receivable                                     (26)       (1,067)
        (Increase) decrease in inventories                                   92           (16)
        (Increase) decrease in other assets                                (200)            8
        Increase in accounts payable and accrued liabilities              1,556           455
        Increase (decrease) in accrued liabilities - related party         (556)        1,094
        Change in discontinued operations                                   (75)           --
                                                                       --------      --------
            Net cash used in operating activities                        (5,984)       (4,687)
                                                                       --------      --------

Cash flows from investing activities:
  Acquisition of property and equipment                                     (70)         (237)
  Acquisition, net of cash acquired                                          --        (1,166)
                                                                       --------      --------
            Net cash used in investing activities                           (70)       (1,403)
                                                                       --------      --------

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt - related party          6,004         5,856
  Payments on notes payable, long-term debt and obligations under
    capital leases                                                         (633)          (82)
  Payments on obligations under capital leases - related party              (24)           --
  Proceeds from the sale of preferred stock                                 800            --
                                                                       --------      --------
            Net cash provided by financing activities                     6,147         5,774
                                                                       --------      --------

Net decrease in cash                                                         93          (316)

Cash - beginning of period                                                  110           685
                                                                       --------      --------

Cash - end of period                                                   $    203      $    369
                                                                       ========      ========


(Continued)



                                    6 of 19

                           RX MEDICAL SERVICES CORP.
               Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                   1998         1997
                                                                 --------     --------
                                                                (Unaudited)  (Unaudited)
The following is supplementary information relating to the
  consolidated statement of cash flows:

Details of businesses acquired:
  Fair value of assets acquired                                  $     --     $  1,542
  Liabilities assumed                                            $     --     $    376
                                                                 --------     --------

  Cash paid                                                      $     --     $  1,166
                                                                 ========     ========

Noncash investing and financing activities:
  Equipment purchased under capital leases                       $    263     $     --
                                                                 ========     ========
  Common stock issued for payment of dividends in arrears        $    600     $     --
                                                                 ========     ========
  Common stock issued to reduce note payable - related party     $    800     $     --
                                                                 ========     ========


For the nine months ended September 30, 1998 and 1997, interest paid, including interest on obligations under capitalized leases was $6,566 and $3,402, respectively. No income taxes were paid during these periods.


The accompanying notes are an integral part of these financial statements.



                                    7 of 19

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

The Company began operating its hospital management division in 1995 and revenues include the results of operations from August 1, 1995. In 1996, the Company began operating two additional hospitals - the Dickenson County Medical Center located in Clintwood, Virginia ("DCMC") and the Whitwell Medical Center located in Whitwell, Tennessee ("WMC"). Revenues include the results of operations of DCMC from April 1, 1996 and WMC from April 1, 1996 to October 31, 1996. In 1997, the Company began operating the Pittsburgh Specialty Hospital ("PSP"), formerly known as the Podiatry Hospital of Pittsburgh, located in Pittsburgh, Pennsylvania, and revenues include the results of operations from that facility from January 1, 1997.

For the year ended December 31, 1997, the medical diagnostic services business segment has been reflected as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 which provides for the reporting of operating results of discontinued operations separately from the continuing operations.

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $47.1 million at September 30, 1998, is in default with respect to certain indebtedness and there are uncertainties regarding the Company's compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is dependent on the continued funding of its operations from its primary lender, National Century Financial Enterprises, Inc. and it's affiliates (the "Financing Source") or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached operational profitability, the Company is exploring plans to improve profitability, as well as cash flow, including the continued development of its hospital



                                    8 of 19
management and pharmaceutical products distribution businesses, while also seeking the acquisition of ancillary related businesses. This expansion will focus on increased revenues, market share and positive cash flow. Also, expense reductions are expected to be achieved through the continuing implementation of cost cutting and reorganization strategies.

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

The following tables reflect the computation of the net loss per common share (in thousands except per share amounts):

                                             ----------------------------------------------------------------------
                                                               Three Months Ended September 30,
                                             ----------------------------------------------------------------------
                                                           1998                                1997
                                             ----------------------------------  ----------------------------------
                                                                  Per-Share                          Per-Share
                                                 Amount            Amount            Amount            Amount
                                             ----------------  ----------------  ---------------  -----------------
Loss from continuing operations              $       (3,187)   $        (0.19)   $      (2,499)   $         (0.27)
Dividends on preferred stock                            (25)            (0.01)             (60)             (0.01)
                                             ----------------  ----------------  ---------------  -----------------

Loss available to common
  shareholders'                                      (3,212)            (0.20)          (2,559)             (0.28)
Gain from discontinued operations                        31              0.01               --                 --
Gain on settlement of indebtedness                    3,195              0.19               --                 --
                                             ================  ================  ===============  =================
Net income (loss)                            $          14     $        (0.00)   $      (2,559)   $         (0.28)
                                             ================  ================  ===============  =================

Weighted average common
  shares outstanding                                16,408                               9,164
                                             ================                    ===============



                                    9 of 19

                                             ----------------------------------------------------------------------
                                                                Nine Months Ended September 30,
                                             ----------------------------------------------------------------------
                                                           1998                                1997
                                             ----------------------------------  ----------------------------------
                                                                  Per-Share                          Per-Share
                                                 Amount            Amount            Amount            Amount
                                             ----------------  ----------------  ---------------  -----------------

Loss from continuing operations              $       (7,893)   $        (0.67)   $      (6,715)   $         (0.73)
Dividends on preferred stock                           (145)            (0.01)            (180)             (0.02)
                                             ----------------  ----------------  ---------------  -----------------

Loss available to common
  shareholders'                                      (8,038)            (0.68)          (6,895)             (0.75)
Gain from discontinued operations                       105              0.01               80               0.01
Gain on settlement of indebtedness                    3,195              0.27               --                 --
                                             ================  ================  ===============  =================
Net loss                                     $       (4,738)   $        (0.40)   $      (6,815)   $         (0.74)
                                             ================  ================  ===============  =================

Weighted average common
  shares outstanding                                 11,777                              9,164
                                             ================                    ===============

Note 3 - Notes Payable - Related Party

At September 30, 1998, notes payable included approximately $44.9 million due to the Financing Source, through which the Company has obtained financing collateralized by certain accounts receivable and property.

Note 4 - Long-Term Debt

On July 23, 1998, the pending lawsuit against the Company and Manatee Medical Laboratories, Inc. by Eduardo R. Latour, as Trustee for Physicians Reference Lab Short Term Trust filed in the Circuit Court for Pinellas County, Florida (Case No. 96-00683 -CI-15) was settled. A stipulation of settlement was entered into by the parties pursuant to which a voluntary dismissal with prejudice was filed with the Clerk of the Court. Pursuant to the settlement $3.1 million of long-term debt and $0.7 million of accrued interest was retired for $0.6 million in cash. The Company, due to the settlement of this lawsuit, recognized a gain on settlement of indebtedness of $3.2 million during the third quarter of 1998.

Note 5 - Commitments and Contingencies

On July 27, 1998, the lawsuit pending in the United States District Court, Eastern District of California (Fresno) under the title SHARI RAINWATER AND GREG RAINWATER V. RX MEDICAL SERVICES CORP., ET. AL. (Case No. CV-F-95-5596 REC/DIR) was settled for $200,000 in cash. A notice of settlement and a stipulation for settlement were filed with Clerk of the Court

The "Year 2000 Issue" exists because many computer systems and applications, building infrastructure components, computer aided medical equipment and other operations related equipment that have date sensitive systems, which currently use two-digit fields to designate a year, may recognize the year 2000 as 1900, or not at all. This could result in system and/or equipment failures or miscalculations causing disruption of operations. The Company has



                                   10 of 19
performed an initial assessment of the impact of the "Year 2000 Issue" and based on this initial assessment, the Company believes that its accounting systems and operations may substantially avoid the "Year 2000 Issue", thereby enabling it to properly process critical financial and operational information and that the cost associated with addressing the "Year 2000 Issue" is not expected to be material. There can be no assurance, however, that the systems of other entities on which the Company's systems and operations rely will be timely converted to address the "Year 2000 Issue", or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's financial position and results of operations.

Note 6 - Shareholders' Deficit

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

On July 14, 1998, the Board of Directors of the Company authorized the issuance to IIA of 800,000 shares of Series G Preferred Stock in consideration for a cash funding to the Company by the Financing Source of approximately $800,000 which was utilized by the Company to finance the litigation settlements described above. No registration was required for the issuance of these 800,000 shares under the Securities Act of 1933, as amended, based on the exemption contained in Section 4(2) thereof as a transaction not involving a public offering.

On July 14, 1998, the Company authorized the issuance of 5,000,000 shares of its Common Stock, par value $.002 per share, to IIA. These shares were issued in consideration of the cancellation by the Financing Source of $800,000 of indebtedness owed by the Company to an affiliate of the Financing Source and was based on the market value of the Company's Common Stock of $.16 per share on July 14, 1998, the date the indebtedness was canceled.



                                   11 of 19

On July 23, 1998, a holder of Series C Preferred Stock exchanged 341,893 shares of Series C Preferred Stock for 1,000,000 shares of the Company's Common Stock.

Based on the number of shares of the Company's Common Stock issued to IIA and the four individual owners of IIA, a change in the control of the Company has occurred. IIA owns directly or indirectly 9,235,972 shares of the 17,353,864 shares of the Company's $.002 par value Common Stock issued and outstanding as of September 30, 1998. This ownership represents 53.2% of the issued and outstanding shares of the Company's $.002 par value Common Stock as of September 30, 1998. The ownership percentage does not take into account following:

a) Dividends in arrears of $120,054 on the Series F Preferred Stock, which were in the name of IIA, as of September 30, 1998, which is to be paid by the issuance of 628,950 shares of the Company's Common Stock,

b) the issuance to IIA of 800,000 shares of Series G Preferred Stock, which are convertible into the Company's Common Stock, or

c) dividends in arrears of $25,643 on the Series G Preferred Stock as of September 30, 1998, which are to be paid by the issuance of 170,960 shares of the Company's Common Stock.

Note 7- Comprehensive Income

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

Note 8 - Segment Information

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

The Company operates in two business segments: the operation and management of hospitals and medical clinics, and the distribution of pharmaceutical products. During 1995, the Company



                                   12 of 19
discontinued its medical diagnostic services business segment which has been reported as net liabilities of discontinued operations in the consolidated financial statements.

The following tables present information on the Company's two business segments (in thousands):

                                   ----------------------------------------------------------------------------------
                                                As Of And For The Nine Months Ended September 30, 1998
                                   ----------------------------------------------------------------------------------
                                     Hospitals and
                                        Medical           Pharmaceutical
                                        Clinics              Products             Corporate              Total
                                   ------------------   -------------------   ------------------   ------------------
Revenues                                $12,232               $892                 $  --                $13,124

Operating profit (loss)                 $(1,513)              $158                 $(982)               $(2,337)

Capital expenditures                    $   333               $ --                 $  --                $   333

 Depreciation and
   Amortization expense                 $   155               $  3                 $  21                $   179

Identifiable assets at
  end of period                         $ 5,664               $ 27                 $ 183                $ 5,874


                                   ----------------------------------------------------------------------------------
                                                As Of And For The Nine Months Ended September 30, 1997
                                   ----------------------------------------------------------------------------------
                                     Hospitals and
                                        Medical           Pharmaceutical
                                        Clinics              Products             Corporate              Total
                                   ------------------   -------------------   ------------------   ------------------
Revenues                                $15,218               $ 346                $  --               $15,564

Operating loss                          $  (790)              $(255)               $(988)              $(2,033)

Capital expenditures                    $   165               $   9                $  63               $   237

 Depreciation and
   Amortization expense                 $    94               $  --                $  24               $   118

Identifiable assets at
  end of period                         $ 6,366               $  44                $ 192               $ 6,602



                                    13 of 19

Note 9 - Subsequent Events

On October 16, 1998 the Company issued 628,950 shares of the Company's Common Stock to pay the dividends in arrears, as of September 30, 1998, on the Series F Preferred Stock of $120,054.



                                   14 of 19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS:

Revenues from hospitals and medical clinics for the three months ended September 30, 1998 were $3.8 million compared to $4.6 million for the three months ended September 30, 1997. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at DCMC which resulted in a decrease of revenues of approximately $0.6 million, and (b) a cumulative decrease at other Company hospital and medical clinics of approximately $0.2 million.

Revenues from the pharmaceutical products distribution division for the three months ended September 30, 1998 were $0.4 million. Nominal revenues were generated during the three months ended September 30, 1997 due to litigation commenced as a result of a dispute between the Company and its joint venture partner. Notwithstanding this litigation, the pharmaceutical products distribution division is moving forward and anticipates generating revenues during the fourth quarter of 1998.

Costs and expenses decreased 8% to $5.2 million for the three months ended September 30, 1998 from $5.6 million for the three months ended September 30, 1997. Of these 1998 expenses, hospital management operations accounted for $4.6 million, pharmaceutical products distribution accounted for $0.3 million, and the corporate expenses of the Company were $0.3 million. The decrease in costs and expenses is primarily the result of (a) a decrease in patient services provided at DCMC resulting in a decrease of costs and expenses of approximately $0.4 million; (b) an increase in sales from the pharmaceutical products distribution division resulting in a increase in costs and expense of approximately $0.2 million, and (c) a cumulative decrease at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $0.2 million.

Interest expense increased 25% to $2.0 million for the three months ended September 30, 1998 from $1.6 million for the three months ended September 30, 1997. This increase is due to a higher level of borrowings from the Financing Source. (see "Financial Condition, Liquidity, and Capital Resources" below).

NINE MONTHS:

Revenues from hospitals and medical clinics for the nine months ended September 30, 1998 were $12.3 million compared to $15.2 million for the nine months ended September 30, 1997. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at DCMC which resulted in a decrease of revenues of approximately $2.3 million, and (b) a cumulative decrease at other Company hospital and medical clinics of approximately $0.6 million.



                                   15 of 19

Revenues from the pharmaceutical products distribution division for the nine months ended September 30, 1998 were $0.8 million compared to $0.3 million for the nine months ended September 30, 1997. This increase is primarily due to the current pharmaceutical product mix being in high demand and thus commanding higher sales prices.

Costs and expenses decreased 14% to $15.5 million for the nine months ended September 30, 1998 from $17.6 million for the nine months ended September 30, 1997. Of these 1998 expenses, hospital management operations accounted for $13.8 million, pharmaceutical products distribution accounted for $0.7 million, and the corporate expenses of the Company were $1.0 million. The decrease in costs and expenses is primarily the result of (a) a decrease in patient services provided at DCMC resulting in a decrease of costs and expenses of approximately $1.4 million; (b) a decrease in patient services and the implementation of cost cutting strategies at PSP resulting in a decrease of costs and expenses of approximately $0.2 million; and (c) a cumulative decrease at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $0.5 million.

Interest expense increased 19% to $5.6 million for the nine months ended September 30, 1998 from $4.7 million for the nine months ended September 30, 1997. This increase is due to a higher level of borrowings from the Financing Source. (see "Financial Condition, Liquidity, and Capital Resources" below).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

During the nine months ended September 30, 1998, the Company's working capital deficit increased by approximately $2.2 million to $47.1 million. This increase in the working capital deficit was primarily due to the $4.6 million increase in the level of funding from the Financing Source, the settlement of the Manatee Medical Laboratories, Inc. lawsuit which reduced the current portion of long-term debt and related accrued interest by $3.2 million and continuing operating losses. Through September 30, 1998, the Company's ability to continue as a going concern is dependent on the continued funding of its operations by the Financing Source. Without this funding, the Company's ability to operate its business would be adversely impacted. As a result of the elimination by the Company of a portion of its unprofitable operations, the continued dependence on the Financing Source has been lessened. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Financing Source, or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's continuing operations are presently being funded through financing agreements with the Financing Source and the Company's various operating subsidiaries. Agreements to finance eligible accounts receivable exist with five of the Company's operating subsidiaries.



                                   16 of 19

While the Company has not yet reached profitability operationally, it has several plans of action in progress designed to improve profitability as well as cash flow. The Company has divested a portion of its loss operations and will continue to pursue additional sources of revenues by expanding its hospital operations and other specialty medical services.

YEAR 2000 COMPLIANCE

See Note 5 - Commitments and Contingencies in Item 1 Financial Statements.

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



                                   17 of 19

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

a)       See Note 4 - Long-Term Debt in Item 1 Financial Statements

b)       See Note 5 - Commitments And Contingencies in Item 1
                      Financial Statements

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         See Note 6 - Shareholders' Deficit in Item 1 Financial Statements

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    None

ITEM 5.  OTHER INFORMATION.

                    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                    None



                                   18 of 19

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rx MEDICAL SERVICES CORP.

By: /s/ Randolph H. Speer
    ---------------------------------
         Randolph H. Speer
         President and
         Principal Accounting Officer

Date:    January 4, 1999



                                   19 of 19