Form 10-K405
period 1998-12-31
RX MEDICAL SERVICES CORP
filed 2001-03-30
CIK 868825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 31, 1998.

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _________________.

                         Commission file number: 1-10963

                            Rx MEDICAL SERVICES CORP.
                            -------------------------
             (Exact name of Registrant as specified in its charter)


               Nevada                                                                      No. 87-0436782
---------------------------------------------                                   -----------------------------------
(State or other jurisdiction of incorporation)                                  (I.R.S. Employer Identification No.)


888 East Las Olas Boulevard - Suite 210, Ft. Lauderdale, Florida   33301                 (954) 462-1711
-------------------------------------------------------------------------       -----------------------------------
(Address of principal executive offices)                        (Zip Code)      (Registrant's telephone number,
                                                                                including area code)

Securities registered pursuant to Section 12(b) of the Act:


Common Stock, $.002 Par Value                                                                 None
-----------------------------------------------------------------------         -----------------------------------
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (determined on the basis of the closing price of Registrant's Common Stock on the OTC Electronic Bulletin Board on December 31, 2000 was $237,519.

As of December 31, 2000, Registrant had 23,751,920 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Rx Medical Services Corp. ("RXM" or the "Company") is a holding company, which through its subsidiaries, is a provider of healthcare services in the United States. At December 31, 1998, the Company was engaged in two healthcare businesses: the operation of hospitals and clinics located predominantly in rural markets in the southeast, and the distribution of biological products.

The hospital management operation is conducted through the Company's wholly-owned subsidiary, Consolidated Health Corporation of Mississippi, Inc., a Mississippi corporation which the Company acquired in July 1995 through a merger transaction and its subsidiaries ("CHC"). At December 31, 1998 CHC, via various wholly owned subsidiaries, operated one hospital in Mississippi, one hospital in Pennsylvania, and one hospital and three medical clinics in Virginia, for a total of 91 licensed hospital beds. CHC closed the hospital in Mississippi effective August 31, 1999 and sold the hospital in Pennsylvania in February 2000.

The biological product distribution operation, is conducted through BioSource Corporation ("BSC"), which is majority owned by a Florida corporation that is a wholly-owned subsidiary of the Company. BSC is engaged in the business of distributing, on a wholesale basis, biological and biotech products for chronic care outpatients through retail pharmacy providers.

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

HISTORICAL PERSPECTIVE: The Company acquired its first operating assets in May 1990, and entered the health care industry in 1991 when it acquired a group of clinical laboratories in several separate transactions. In 1992 and 1993 additional clinical laboratories were purchased, as well as three magnetic resonance imaging ("MRI") centers. The medical diagnostic facilities were acquired by the Company's wholly owned subsidiary, Manatee Medical Laboratories, Inc. ("Manatee"). Operations were concentrated primarily on the east and west coasts of Florida and southern and central California.

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

Commencing in 1995, and continuing in 1996, management embarked on a plan to reorganize the Company. In March 1995, the Company closed an MRI center in Fort Lauderdale, Florida that had been acquired in July 1993. An MRI center, in Victorville, California, had previously been closed by the Company in June 1994. In August 1995, the Company sold its California clinical laboratory operations. In January 1996, the Company sold its Louisiana clinical laboratory operations. Finally, in April 1996, Manatee filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code resulting in the closing of the Company's remaining medical diagnostic facilities primarily located on the west coast of Florida and an MRI center in Pinole, California (see "Discontinued Operations" below).

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

In March 1996, subsidiaries of CHC entered into operating lease agreements on two rural hospitals owned by the Financing Source ("Related Party"). The hospitals are the Whitwell Medical Center located in Whitwell, Tennessee, which has 17 medical/surgical and 35 alcohol and drug abuse beds, and the Dickenson County Medical Center, a 50 bed acute care facility located in Clintwood, Virginia. Included in the operations of Dickenson County Medical Center are three medical clinics.

In October 1996, CHC sold the operations of the Whitwell Medical Center.

In January 1997, CHC acquired the operating assets of the Pittsburgh Specialty Hospital (formerly known as the Podiatry Hospital of Pittsburgh) located in Pittsburgh, Pennsylvania, a 13 licensed bed specialty hospital, with operations consisting primarily of podiatry surgical procedures.

Effective August 31, 1999, CHC ceased operations at the Smith County General Hospital due to continued lack of financial performance.

In February 2000, CHC sold the Pittsburgh Specialty Hospital.

RECENT DEVELOPMENTS: The Company's strategy is to reorganize the hospital ownership and management business and attempt to sustain its biological product distribution business.

With respect to its hospital ownership and management business, it is the Company's intention to reorganize this line of business. This line of business has and currently is incurring significant operating losses due to a reduction in patient services eligible for reimbursement and reimbursement rates from third party payors, such as Medicare and Medicaid. The Company anticipates entering into individual agreements to sell or to close each of the hospitals it currently operates while looking to expand its presence, through joint ventures and/or acquisitions, into new markets with perceived potential. There can be no assurance that suitable candidates can be found to acquire the Company's hospitals or that the sales can be negotiated on terms acceptable or economically feasible to the Company. If the Company can not find suitable candidates to acquire its hospitals, the Company may have to or could be forced to close the remaining hospitals it operates. There also can be no assurance that suitable joint venture and/or acquisition candidates can be found, that joint ventures and/or acquisitions can be negotiated on acceptable terms, that adequate financing can be obtained or that the operations of acquired businesses can be effectively or profitably integrated into the Company's existing operations.

With respect to its biological product distribution business, the Company originally entered the business in July 1995 as a minority partner (25%) of a California partnership with the same name, Biologic Health Care ("BHC"). During 1996, the Company expanded this business into Southern California and the State of Florida. The Company has structured the biological product distribution business as a cost effective, alternate site care model for the distribution of biological and biotech products and services through a vertically integrated pharmacy benefits management network. However, progress in growing this business through BHC has ceased (see Item 3. "Legal Proceedings", below) and BHC generated no revenues during the 1998 fiscal year. In 1998, the Company began the wholesale distribution of biological products through BSC with operations predominately in the State of Florida. Progress in growing the business through BSC has seen limited success to date though the Company currently is facing serious challenges in securing reliable suppliers of biological products to distribute. BSC generated revenues of approximately $1.0 million in 1998.

BUSINESS SEGMENTS

HOSPITAL MANAGEMENT

In July 1995, the Company acquired, through a merger transaction, all of the stock of CHC, then based in Nashville, Tennessee. CHC, a hospital company, at the time it was acquired, operated three acute care hospitals, with a total of 98 licensed beds, and three medical clinics, all located in rural communities in Mississippi. Under the acquisition agreement, in exchange for all of the issued and outstanding common and preferred stock of CHC, the Company paid $1.0 million in cash, agreed to issue 330,000 shares of RXM Common Stock and 1.09 million shares of Preferred Stock (designated series F convertible preferred stock) convertible into RXM Common Stock at $5.00 per share. The cash portion of this acquisition was provided by a loan from an affiliate of the Financing Source ("Related Party"). In consideration for the financing and as security for repayment, the Company pledged to the Financing Source ("Related Party") the stock of CHC it received in the merger transaction. See Item 12. "Security Ownership of Certain Beneficial Owners and Management".

Effective as of March 30, 1996, newly formed subsidiaries of CHC entered into operating lease agreements on two rural hospitals owned by an affiliate of the Financing Source ("Related Party"). The hospitals are the Whitwell Medical Center located in Whitwell, Tennessee, which has 17 medical/surgical and 35 alcohol and drug abuse beds, and the Dickenson County Medical Center, a 50 bed acute care facility located in Clintwood, Virginia. Included in the operations of Dickenson County Medical Center are three medical clinics. These facilities were acquired by the affiliate of the Financing Source ("Related Party") on March 29, 1996, from Volunteer Healthcare Systems, Inc., a debtor in bankruptcy pursuant to a petition for reorganization under Chapter 11 of the Bankruptcy Code. The operating leases, each for 20 years, provide that CHC will operate and manage the facilities and pay the lessor approximately $95,500 per month for the Dickenson facility and equipment and approximately $27,300 per month for the Whitwell facility and equipment. In connection with the operating leases, the owner granted CHC an option to purchase both hospitals for a purchase price equal to the assumption of all liabilities and indebtedness attributable to or secured by the facilities and equipment.

In May 1996, the Company repurchased (a) the rights to the 330,000 shares of RXM Common Stock and (b) a total of 400,000 shares of series F convertible preferred stock issued to the minority shareholders of CHC at the time CHC was acquired by the Company in July 1995. In consideration therefore, the Company transferred to such minority shareholders the right to exercise CHC's option to purchase the Whitwell Medical Center, and entered into various agreements pursuant to which the minority shareholders, through their company Star Health Services, Inc., now Ameris Health Systems, ("Ameris"), would manage or sub-manage, as the case may be, four hospital facilities in CHC's portfolio (excluding the Dickenson County Medical Center) and the one medical clinic in Mississippi, and be paid a portion of the management fees payable to CHC. On August 13, 1996, Ameris notified the Company and the owner of Whitwell Medical Center, of its decision to exercise the option to purchase the land, building and equipment comprising the Whitwell Medical Center. Closing on this purchase occurred on October 31, 1996, at which date CHC ceased operating the Whitwell Medical Center.

CHC's option to purchase Dickenson County Medical Center has been extended by the owner of that facility from May 1, 1997 to December 31, 2000.

On April 30, 1996, one month following the acquisition of Dickenson County Medical Center by the affiliate of the Financing Source ("Related Party"), the bankruptcy court entered an order rejecting all executory contracts, including Dickenson County Medical Center's Medicare provider contract. This occurred without the knowledge or consent of CHC or the purchaser of the facility, and has resulted in the denial of Medicare claims from that facility for the period from March 30, 1996 through June 2, 1996, amounting to $793,856. CHC has requested the Health Care Financing Administration ("HCFA") to reconsider its decision to issue a new provider agreement effective June 3, 1996 and to revise the effective date of the agreement to March 30, 1996, or, alternatively, May 1, 1996. Since HCFA has yet to reconsider its decision (a proceeding seeking such reconsideration is still pending), and CHC and the owner of the facility may have no further viable legal recourse to contest that decision, the Company recorded a loss of revenue equal to 100% of the denied Medicare claims.

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

Effective August 31, 1999, CHC ceased operations at the Smith County General Hospital due to continued lack of financial performance.

In February 2000, CHC sold the Pittsburgh Specialty Hospital.

The following table sets forth the name of each of CHC's hospitals and their locations, number of licensed beds and whether the hospital is owned, leased or managed as of December 31, 1998:


                                                                                Owned, Leased
Name                                Location             Licensed Beds           or Managed
----                                --------             -------------          -------------
Smith County General Hospital       Raleigh, MS               28                  Leased *
Scott Regional Hospital             Morton, MS                30                 Managed **
Newton Regional Hospital            Newton, MS                39                 Managed ***
Dickenson County Med. Center        Clintwood, VA             50                  Leased
Pittsburgh Specialty Hospital       Pittsburgh, PA            13                   Owned ****

------------------
*    CHC ceased operating this hospital effective August 31, 1999.

** The management agreement for this facility terminated in April 1998 and was not renewed.

*** On February 4, 1998, CHC settled certain claims it had against Newton Hospital located in Newton, Mississippi. The hospital agreed to pay CHC the sum of $500,000, payable $200,000 in cash and $300,000 in a two year note at 8% interest per annum, in settlement of outstanding notes and management fees. As part of the settlement, CHC agreed to terminate its management responsibilities to manage Newton Hospital retroactive to December 31, 1997. Effective January 1, 1998, Ameris assumed CHC's role as manager of this facility.

**** This facility formerly known as the Podiatry Hospital of Pittsburgh was sold by CHC in February 2000.

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

The Company believes that rural acute care hospitals generally face less direct competition than similar urban facilities from specialty healthcare providers such as outpatient surgery and diagnostic treatment centers, and rehabilitation, psychiatric and chemical dependency hospitals. The Company sought to develop its acute care hospitals as the providers of primary care services in their respective markets and to reduce the migration of the local population to larger urban hospitals and other rural hospitals. This is based on the Company's belief that the delivery of healthcare services is local in nature.

The Company employs experienced administrators and controllers at each of the hospitals operated or managed by CHC who have responsibility for carrying out the strategic plan established for their respective hospital. The Company's management works closely with its local administrators to review hospital performance and provide operating and financial guidance.

SOURCES OF REVENUES

Hospital revenues are received primarily from three categories of payors: private payors (primarily private insurance), the federal government under the Medicare program and state governments under their respective Medicaid programs. The following table sets forth the percentages of net operating revenues received by CHC's hospitals from each category of payor for the year ended December 31, 1998:

          Medicare and Medicaid......................................... 54%
          Private and other sources..................................... 46%

The Medicare and Medicaid reimbursement programs have been changed by legislative and regulatory actions many times since their inception. The changes have usually reduced the rate of growth in reimbursement payments and placed a greater administrative burden on hospitals and other providers of healthcare services. Although the Company will attempt to offset the reduction in reimbursement rates under Medicare and Medicaid and the additional administrative burdens imposed by applicable laws and regulations there can be no assurance that the Company's profitability will not be adversely affected. (see "Business Segments - Hospital Management" above for a description of a Medicare denial of claims at one of CHC's hospitals).

EMPLOYEES AND MEDICAL STAFFS

CHC, at December 31, 1998, has approximately 307 full-time and part-time employees at its hospitals, of which approximately 39% are nursing personnel (i.e. registered nurses, licensed vocational nurses and licensed practical nurses). Other than for the Dickenson County Medical Center in Clintwood, Virginia, which has 204 employees, CHC's employees are not represented by any labor union. The union agreement pertaining to Dickenson County Medical Center has an initial expiration date of September 20, 2000, and is renewable on a year-to-year basis thereafter unless either party, after due notice, desires to modify or terminate the agreement.

Physicians on the medical staffs of CHC's hospitals are generally not employees of CHC or its hospitals; however, they utilize the hospitals to serve and treat their patients. Physician staff members may also serve on the medical staffs of other hospitals and each may terminate his or her affiliation with CHC's hospital at any time.

DEPENDENCE ON HEALTHCARE PROFESSIONALS

CHC's hospitals are dependent upon the physicians practicing in the communities served by CHC's hospitals. A small number of physicians account for a significant portion of patient admissions at some of CHC's hospitals. Changes in the healthcare industry may increase the competition for physicians specializing in primary care. There can be no assurance that, despite vigorous physician recruitment efforts, CHC's hospitals will be able to recruit physicians successfully or to retain the loyalty of the physicians whose patient admissions are important to the hospitals. Many of the markets where CHC's hospitals are located are also facing shortages of nursing personnel, and it is expected that such shortage will continue.

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

HOSPITAL ACCREDITATION AND LICENSING

Of the three hospitals, at December 31, 1998, owned or leased by CHC, one is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). With regard to accreditation by JCAHO, or the American Osteopathic Association, another accrediting body, it is CHC's intention to meet the requirements of the managed care contract providers for each of its hospitals. All hospitals, and the healthcare industry generally, are subject to extensive federal, state and local regulation relating to licensure, conduct of operations, billing and reimbursement, relationships with physicians, construction of new facilities, expansion or acquisition of existing facilities and the offering of new services. Each of CHC's hospitals is licensed by the department of health or an equivalent agency in the state in which the hospital is located. Federal and state agencies conduct periodic inspections to ensure that a hospital maintains adequate standards of medical care, equipment and cleanliness. Failure to comply with applicable laws and regulations could result in, among other things, the imposition of fines, temporary suspension of the ability to admit new patients to the facility or, in extreme circumstances, exclusion from participation in government healthcare reimbursement programs such as Medicare and Medicaid (from which the Company derives substantial revenues) or the revocation of facility licenses. The Company believes that it is in substantial compliance with all material regulations, although there is no assurance that CHC's hospitals will be able to comply in the future and there can be no assurance that future regulatory changes will not have an adverse impact on the Company.

         CERTIFICATE OF NEED. Certificate of need regulations continue to control the development and expansion of healthcare services and facilities in many of the states in which CHC's leased hospitals operate. Those regulations generally require proper government approval for the expansion or acquisition of existing facilities, the construction of new facilities, the addition of new beds, the acquisition of major items of equipment and the introduction of new healthcare services. Failure to obtain necessary approval can result in the inability to complete a project, the imposition of civil and, in some cases, criminal sanctions, the inability to receive Medicare and Medicaid reimbursement and/or revocation of a facility's license.

BIOLOGICAL PRODUCT DISTRIBUTION

Beginning in July 1995, the Company, through a joint venture and majority owned corporations that are further described below, implemented a business model specializing in the delivery of biotech products and patient services. This business model provides health care payors and providers a cost efficient alternative to the traditional home infusion companies for the delivery of biotech products and patient services. The model seeks to lower the cost of care associated with home infusion services through a vertically integrated pharmacy benefits management organization for biological and biotech therapeutics used to treat many rare chronic diseases. As an alternative to treatment centers and home infusion companies, contracts are entered into with pharmaceutical manufacturers to purchase biological and biotech products. These biological and biotech products, via arrangements with non-chain retail pharmacies, are then dispensed by the non-chain retail pharmacies to patients. This delivery model is patient focused and can be custom-tailored to function effectively within any integrated delivery system for their rare chronically-ill patients. This business model enables a more efficient management of all the cost points relative to alternate-site chronic care and will enhance the health care provider's ability to better manage risk.

In July 1995, the Company entered into a joint venture, know as BioLogic Health Care ("BHC"), with Biologic Health Resources, a Nevada corporation ("BHR"), to implement the business model described above. Initially, BHC was formed as a general partnership in California to service the northern California market. The Company owns a 25% interest in BHC, through its wholly-owned subsidiary, RxMIC. BHC first generated revenues in September 1995. The Company expanded the BHC operation into Southern California and Florida during the second half of 1996. In October 1996, BSC (formerly known as BioLogic Health Care-Florida, Inc.) was incorporated in Florida to service the Florida market. BSC is owned 87.5% by Rx Medical Management Inc. ("RXM Management"), a wholly-owned subsidiary of the Company. The remaining 12.5% of BSC is owned by one of the principals of BHR. In November 1996, BioLogic

Health Care-Southern California, Inc. ("BHC-SC") was incorporated in California to service the Southern California market. BHC-SC is owned 75% by RXM Management. The remaining 25% of BHC-SC is owned by one of the principals of BHR.

In March 1997, the Company learned that the principals of BHR had conspired to violate the BHC agreements by entering into direct competition with the BSC and BHC-SC operations in Florida and California. In April 1997, the Company commenced an action in the Florida Circuit Court (Dade County) against BHR's new Florida operation seeking to enjoin BHR from stealing BSC's patients and for damages in an unspecified amount for breach of contract and tortious interference with BSC's business. In addition, in June 1997, the Company commenced an action in the Superior Court of California (Santa Clara County) seeking a dissolution of the BHC general partnership, an accounting of monies alleged to have been diverted by BHR from BHC for BHR's own use, and for damages for breach of contract. See Item 3. "Legal Proceedings". The actions of BHR that are the subject of the lawsuit in Florida significantly weakened the BSC operation in Florida. BHC ceased operations in the last quarter of 1997 as a result of the dispute between the BHC partners. Based on the above facts the Company has provided a reserve equal to 100% of its investment in BHC.

Notwithstanding these setbacks, the Company is attempting to sustain its biological products distribution business in the Florida and California markets through BSC. BSC has seen limited success to date though the Company currently is facing serious challenges in securing reliable suppliers of biological products to distribute. BSC generated revenue of $1.0 million for the year ended December 31, 1998.

FINANCIAL INFORMATION

The Company's net revenues from continuing operations, by business segment during the past three fiscal years, were as follows (in thousands):

                                               Years Ended December 31,
                                    --------------------------------------------
                                     1998               1997               1996
                                    -------            -------           -------

  Hospitals and Medical Clinics     $15,486            $19,627           $16,926
  Biological Products               $ 1,012            $   345           $    54

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

DISCONTINUED OPERATIONS

Following the sale of its California clinical laboratory operations in August 1995, the Company, through its Manatee subsidiary, owned and operated eight clinical laboratories which analyzed human tissue, blood and other bodily fluids for the medical community. The Company's clinical laboratories serviced clients in the metropolitan areas surrounding Tampa, Miami, Orlando and Jacksonville, Florida and New Orleans, Louisiana. In addition, Manatee owned and operated an imaging center in Pinole, California which performed MRI's. Due to continuing unprofitability of Manatee, and intense pressure from certain of Manatee's creditors who were in the process of executing on previously obtained judgments, on April 4, 1996, Manatee filed a voluntary petition under Section 301 of Chapter 7 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et. seq. in the Bankruptcy Court for the Southern District of Florida (Case No. 96-21552 BKC-RBR). On April 10, 1996, John P. Barbee of Fort Lauderdale, Florida was appointed Trustee of the bankrupt estate. The bankruptcy filing forced the closing of all the Company's remaining clinical laboratory facilities in Florida (the assets of the New Orleans lab had been sold in January 1996 to another laboratory company in an arms-length transaction). The trustee in bankruptcy has assumed Manatee's position as general partner of the partnership that owns and operates the Pinole, California MRI center. The bankruptcy proceeding is presently pending.

EMPLOYEES.

The Company has a total of approximately 315 employees, of whom approximately 309 are engaged in the operation of the Company's hospital management and biological product distribution businesses, and the remainder are engaged in administrative functions at the Company's Fort Lauderdale, Florida corporate headquarters.

ITEM 2. PROPERTIES

The Company's corporate headquarters are located in Fort Lauderdale, Florida, where it leases approximately 3,200 square feet at a monthly rental of $8,253 through September 2000. In addition, BHC-SC leases premises in Pasadena, California (1,100 square feet) and BSC leases premises in Clearwater, Florida (1,000 square feet), on a month to month basis, at an aggregate monthly rental of $2,686.

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

The Company, in March 1995, received from the U.S. Securities and Exchange Commission (the "Commission") a Formal Order Directing Private Investigation And Designating Officers To Take Testimony In The Matter of Rx Medical Services Corp., dated March 8, 1995. The Company has been advised by the Commission that the investigation is confidential and should not be construed as an indication by the Commission or its staff that any violation of law has occurred. No proceedings in furtherance of this investigation have occurred in over four years; however, no assurance can be given that this investigation will not be activated in the future.

On July 21, 1995, an action was commenced against the Company and three of its directors in the United States District Court, Eastern District of California (Fresno), under the title SHARI RAINWATER AND GREG RAINWATER V. RX MEDICAL SERVICE CORP., ET. AL. (Case No. CV-F-95-5596 REC/DIR). The complaint alleged fraud and misrepresentation and breach of a written employment agreement and sought damages of not less than $600,000, declaratory relief and injunctive relief. The suit relates to the acquisition by the Company, through a merger transaction, of Quail Diagnostic Laboratories, Inc. in October 1992 and the subsequent employment of Shari Rainwater as the officer in charge of the Company's California clinical laboratory operations. Due to the filing of the Chapter 7 petition in bankruptcy by Manatee, most of the claims made by the plaintiffs can no longer be prosecuted. The only cause of action that remained to be litigated was one of fraud and rescission against the Company as a result of the merger. In March 1998, a settlement was reached between the parties, pursuant to which the plaintiffs agreed to accept the sum of $200,000 in complete satisfaction of their claims against the defendants. In July 1998, the sum of $200,000 was paid to the plaintiffs and the plaintiffs subsequently filed a dismissal of the action with prejudice and general releases were exchanged.

In February 1996, an action was commenced against the Company and Manatee by Eduardo R. Latour, as Trustee for Physicians Reference Lab Short Term Trust (the "Trust") in the Circuit Court for Pinellas County, Florida (Case No. 96-00683-CI-15). The beneficiary of the Trust is Deborah H. Behar, the wife of Morris Behar. Mr. Behar was a director of the Company until November 1997 and was formerly an executive vice president and a director of Manatee, and was previously the trustee of the Trust. The complaint filed in this action alleged a default under a promissory note from Manatee, which note had been guaranteed by the Company, and sought damages in the amount of $3,060,000 against Manatee and the Company. In addition, the complaint sought to foreclose a security interest in certain assets of Manatee that had been pledged to the Trust by Manatee. The promissory note and pledge had been delivered to the Trust in connection with the Trust's sale, in December 1991, to Manatee of the Physician's Reference Laboratory Services group of clinical laboratories located in Florida. Due to the Manatee bankruptcy, the Company remained as the sole defendant in the action. In March 1998, an agreement was reached, prior to the date set for trial, to settle this lawsuit for a total of $577,500 payable in one lump sum. In July 1998, the sum of $577,500 was paid to the plaintiffs and the plaintiffs filed a voluntary dismissal of the action with prejudice.

On April 4, 1996, Manatee filed a voluntary petition under Section 301 of Chapter 7 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et. seq. in the Bankruptcy Court for the Southern District of Florida (Case No. 96-21552 BKC-RBR). On April 10, 1996, John P. Barbee of Fort Lauderdale, Florida was appointed trustee of the bankrupt estate. The bankruptcy proceeding is pending.

On April 8, 1997, the Company commenced an action against Biologic Health Resources (Florida) LLC ("BHR LLC") and five individuals, in the Circuit Court for Dade County, Florida, under the title BIOLOGIC HEALTH CARE - FLORIDA, INC.
V. BIOLOGIC HEALTH RESOURCES (FLORIDA) LLC, ET. AL. (Case No. 97-07747 CA 25). The complaint alleges that the principals of BHR conspired to violate the BHC agreements by entering into direct competition with the BSC operation, and seeks injunctive relief and damages against two former BHC employees for violations of restrictive covenants contained in their employment agreements, and damages against BHR LLC and its principals for tortious interference with the business of BSC. A motion by the Company for a temporary injunction against one of the former BSC employees was granted in August

1997. In May 1999, this action, along with the California action described below was settled.

On June 10, 1997, the Company commenced an action against BHR in the Superior Court of California, County of Santa Clara, under the title RX MEDICAL IMAGING CORP V. BIOLOGIC HEALTH RESOURCES, ET. AL. (Case No. CV-766768). The complaint alleges that the defendants violated the partnership agreement of BHC in a number of respects, including misappropriation of partnership assets and diverting partnership customers, and seeks a dissolution of BHC, an accounting of BHC's affairs, and damages. On August 7, 1997, the defendants filed a cross-complaint in the pending action against the Company, RxMIC, the Financing Source ("Related Party"), the Company's president and general counsel, and Bay Cities Pharmaceutical Services and its two principals, seeking a dissolution of the partnership and an accounting, and damages for breach of contract, breach of fiduciary duty, fraud, recission, conversion, constructive trust, and conspiracy to defraud. The action was dismissed in connection with a global settlement reached between the parties, effective May 1999.

On January 29, 1998, an action was commenced by Morton Medical Center, Inc. ("MMC") in the Chancery Court of Scott County, Mississippi against CHC, Ameris and Scott County (Civil Action Case Number 98-085). The suit relates to an option originally held by MMC to purchase Scott Regional Hospital (the "Hospital") from Scott County. In 1993, Scott County had leased the Hospital to MMC and the lease contained the option to purchase, which MMC thereafter assigned to CHC as partial consideration for CHC's agreement to manage the Hospital for MMC. In 1996, CHC assigned the option to Ameris. The complaint seeks a declaratory judgment that the option to purchase the Hospital is void on public policy grounds and that CHC's assignment to Ameris lacked the required approval of MMC and was, therefore, invalid. After the action was commenced, CHC formally exercised the option to purchase, for itself or on behalf of Ameris, should Ameris decide to purchase the Hospital. Pursuant to the grant of option, the purchase price for the Hospital is $500,000, payable $100,000 at closing and the balance over four years in equal annual installments. In July 1999, the Company decided to no longer defend this case and thus will allow MMC to be successful in this action.

In July 1998, an action was commenced against the Company in the Superior Court of California, County of Contra Costa, under the title NORTH BAY MRI ASSOCIATES
V. RX MEDICAL SERVICES CORP. (Case No. C 98-02610). The complaint stated many issues though the primary issue was that Rx Medical Services Corp. guaranteed the performance of a lease agreement entered into by a partnership of which a subsidiary of Manatee was a general partner. This subsidiary was included in voluntary bankruptcy petition of Manatee filed on April 4, 1996. The Company chose not to defend against this action and on October 20, 1998 a judgment by default was entered against the Company in the amount of $1,432,900. The Company currently is negotiating with the attorneys for the plaintiffs to settle this judgment for an amount that is substantially less than the amount stated in the default judgment. The Company nevertheless has established a liability account for the full amount of the judgment.

In November 1998, an action was commenced against Biologic Health Care, which the Company's wholly owned subsidiary RxMIC was a 25% general partner, in the Superior Court of California, County of Santa Clara, under the title of CENTEON LLC V. BIOLOGIC HEALTH (Case No. CV775830). The complaint stated that BHC owed Centeon LLC for biological and other medical products purchased but not paid for. The partnership was subsequently dissolved and Centeon LLC on January 8, 1999, entered and was granted a default judgment against RxMIC, who was the 25% general partner in BHC, and Biologic Health Resources, who was the 75% general partner in BHC, in the amount of $437,343. This default judgment as of May 22, 2000, had increased to $472,245. The Company has not established a liability account for this judgment as the only asset of RxMIC was the investment in the BHC partnership, which was written off in a previous year, and the Company did not guarantee the performance of BHC or RxMIC. Therefore, Centeon LLC, in the Company's opinion, has no viable way to collect on the default judgment granted to them.

In addition to the foregoing, the Company is involved in routine litigation arising in the ordinary course of its business which the Company believes would not have a material adverse effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not hold an annual meeting of its stockholders in 1998.

EXECUTIVE OFFICERS

The executive officers of the Company as of December 31, 1998, are as follows:

     Name                            Age               Position
     ----                            ---               ---------

     Michael L. Goldberg             49         Chairman of the Board and
                                                  Chief Executive Officer

     Randolph H. Speer               48         Director, President and Chief
                                                  Operating Officer

     Dennis A. Dolnick               35         Chief Financial Officer


MICHAEL L. GOLDBERG, 49 (a director since 1990). Mr. Goldberg was an Assistant District Attorney in the Philadelphia District Attorney's office from 1974 to 1977 before entering private practice with a specialty in complex commercial litigation. Mr. Goldberg joined the Company in May 1990. He was Chairman, President and Chief Executive Officer of the Company from November 1991 to June 1994 at which time he relinquished the position of President.

RANDOLPH H. SPEER, 48 (a director since 1994). Mr. Speer was named President and Chief Operating Officer of the Company in July 1994. On August 2, 1994, Mr. Speer was appointed to the Board of Directors. Previously, he was Senior Vice President, Treasurer and Chief Financial Officer of Summit Health Ltd. from April 1989 through April 1994. In April 1994, Summit Health Ltd. was merged into OrNda HealthCorp. Previous to Summit Health Ltd., from January 1981 until April 1989, Mr. Speer was Vice President and Chief Financial Officer of Sierra Land Group, Inc. which, prior to the merger with OrNda HealthCorp., was the largest shareholder of Summit Health Ltd. Mr. Speer is a CPA, licensed in the State of California.

DENNIS A. DOLNICK, 35. Mr. Dolnick joined the Company in 1997 as Chief Financial Officer. Previously, Mr. Dolnick was Controller of SII Pak-Tek, Ltd. and SII Cassettes, Ltd. manufacturers of plastic injected molding supplies used primarily by the entertainment industry. Previous to SII Pak-Tek, Ltd. and SII Cassettes, Ltd., Mr. Dolnick was a manager in the audit department of the accounting and management consulting firm of Grant Thornton LLP. Mr. Dolnick is a CPA, licensed in the State of Florida.

The executive officers hold office at the pleasure of the Board of Directors.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Effective December 3, 1996, shares of RXM Common Stock were formally delisted from the American Stock Exchange (the "Exchange"). Prior to that date, there had been no trading of the RXM Common Stock since April 1, 1996. RXM Common Stock is qualified for trading on the OTC Electronic Bulletin Board (the "OTC Bulletin Board"). Trading of RXM Common Stock on the OTC Bulletin Board commenced in mid-December, 1996; however, such trading has been limited due to the Company's inability to comply with the filing requirements of the Securities Exchange Act of 1934 since April 1, 1996. The following table sets forth the high and low closing prices on the Exchange for 1996 and on the OTC Bulletin Board for 1997, 1998, 1999 and 2000:

                                                   High           Low
                                                   ----           ----

1996          First Quarter                        1.50            .50
              Second Quarter                        N/A            N/A
              Third Quarter                         N/A            N/A
              Fourth Quarter                        N/A            N/A

1997          First Quarter                         .56            .06
              Second Quarter                        .38            .13
              Third Quarter                         .22            .09
              Fourth Quarter                        .44            .10

1998          First Quarter                         .31            .19
              Second Quarter                        .25            .17
              Third Quarter                         .23            .15
              Fourth Quarter                        .14            .06

1999          First Quarter                         .09            .06
              Second Quarter                        .07            .06
              Third Quarter                         .31            .06
              Fourth Quarter                        .31            .07

2000          First Quarter                         .10            .01
              Second Quarter                        .02            .01
              Third Quarter                         .13            .01
              Fourth Quarter                        .07            .01

On December 31, 2000, the closing price of RXM Common Stock on the OTC Bulletin Board was $0.01 per share. As of December 31, 2000, based on the records of the

Company's transfer agent, there were 744 holders of record of RXM Common Stock, excluding the number of beneficial owners whose shares are held in street name.

Although RXM Common Stock is qualified for trading on the OTC Bulletin Board, there can be no assurance that an active trading market will develop for such common stock.

Effective November 1, 1996, the 1,250,000 shares of the Company's Series E Preferred Stock were automatically fully converted into 625,000 shares of RXM Common Stock, as specified in the preferences and rights of the Series E Preferred Stock. Pursuant to the terms of the Series E Preferred Stock, the Company was required to make monthly dividend payments, at the rate of 12% per annum payable in arrears, calculated on the average of the total dollar value of the Series E Preferred Stock remaining unconverted for the preceding month. At December 31, 1998 the Company had dividends in arrears, for this series of preferred stock, in the amount of $304,589.

Effective July 1, 1998, the 600,270 shares of the Company's Series F Preferred Stock were automatically fully converted into 600,270 shares of RXM Common Stock, as specified in the preferences and rights of the Series F Preferred Stock. Pursuant to the terms of the Series F Preferred Stock, the Company was required to make quarterly dividend payments, in cash at the rate of $.40 per annum per share or, at the election of the holder, in RXM Common Stock, payable in arrears. At December 31, 1998, the Company did not have dividends in arrears for this series of preferred stock.

On October 1, 1998 and on a quarterly basis thereafter (January 1, April 1, and July 1) until the shares of the Company's Series G Preferred Stock are fully converted (on or before July 1, 2002), as specified in the preferences and rights of the Series G Preferred Stock, the Company is required to make quarterly dividend payments, at the rate of $.15 per annum per share payable at the Company's discretion in cash or the Company's Common Stock, payable in arrears (see Note 6 to the Notes to Consolidated Financial Statements). At December 31, 1998, the Company had dividends in arrears, for this series of preferred stock, in the amount of $55,643.

ITEM 6. SELECTED FINANCIAL DATA

                            Rx Medical Services Corp.
                        Summary of Financial Information
             (Dollar amounts in thousands, except per share amounts)


                                                  For The Years Ended December 31,
                           ----------------------------------------------------------------------------
                             1998             1997             1996             1995            1994
                           --------         --------         --------         --------         --------
Revenues                   $ 16,498         $ 19,972         $ 16,980         $  1,844         $     --
Loss from
  continuing
    operations             $(12,521)        $ (9,147)        $ (9,988)        $ (4,731)        $ (3,637)
Net loss                   $ (9,240)        $ (8,993)        $ (7,669)        $(20,421)        $(12,904)
Loss per common
  share:
    Loss from
     continuing
       operations          $  (0.95)        $  (1.03)        $  (1.20)        $  (0.58)        $  (0.58)
     Net loss              $  (0.70)        $  (1.01)        $  (0.93)        $  (2.42)        $  (2.05)
Distributions              $     --         $     --         $     --         $     --         $     --
Total assets               $  5,340         $  6,473         $  6,390         $  2,547         $  9,379
Working capital
  deficit                  $(51,644)        $(44,912)        $(34,711)        $(25,503)        $(15,381)
Long-term debt             $    638         $    202         $    592         $    736         $     --
Total shareholders'
  deficit                  $(50,724)        $(43,629)        $(34,396)        $(26,361)        $ (6,059)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

From inception, the Company was unable to achieve profitability in its medical diagnostic business. Commencing in 1995, and continuing in 1996, management embarked on a plan to reorganize the Company. In March 1995, the Company closed an MRI center in Fort Lauderdale, Florida. An MRI center, in Victorville, California, was closed in June 1994. In August 1995, the Company sold its clinical laboratory operations in California and in January 1996 it sold its Louisiana clinical laboratory operation.

In April 1996, due to continuing losses and intense pressure from creditors, Manatee, which operated the Company's medical diagnostic services business segment, filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code. This resulted in the closing of the Company's remaining medical diagnostic facilities and imaging center. Management decided that, at that point in time, it was in the best interests of the Company and its shareholders to discontinue the operations of this division, and to focus its future efforts on the expansion of its hospital management and biological product distribution businesses.

As a result of this decision, for all years presented, the medical diagnostic services business segment has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, which provides for the reporting of operating results of discontinued operations separately from the continuing operations. Gains from discontinued operations amounted to $136,000, $181,000 and $229,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

Also, gains and losses on the settlement of liabilities, indebtedness and on the purchase of accounts receivable have been accounted for as extraordinary items in accordance with Accounting Principles Board Opinion No. 30, which provides for the reporting of such material, non-recurring events separately from the continuing operations. Gains and (losses) from extraordinary items amounted to $3,145,000, $(27,000) and $2,090,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Including losses from continuing operations, net losses of the Company were $(9,240,000), $(8,993,000) and $(7,669,000) for the fiscal years 1998, 1997 and
1996, respectively.

RESULTS OF OPERATIONS
1998 VS. 1997

Revenues from hospitals and medical clinics for the year ended December 31, 1998 were $15.5 million compared to $19.6 million for the year ended December 31, 1997.

The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at the Dickenson County Medical Center located in Clintwood, Virginia ("DCMC") which resulted in a decrease in revenues of approximately 3.2 million; (b) termination of two hospital management agreements which resulted in a decrease in revenues of approximately $0.4 million; and (c) a cumulative decrease of revenues at other Company hospital and medical clinics of approximately $0.5 million.

Revenues from biological product distribution for the year ended December 31, 1998 were $1.0 million compared to $0.3 million for the year ended December 31, 1997. This increase in revenues is primarily due to the current biological product mix being in high demand and commanding higher sales prices.

Costs and expenses decreased 12% to $20.4 million for the year ended December 31, 1998 from $22.8 million for the year ended December 31, 1997. Of these 1998 expenses, hospital management operations accounted for $18.4 million, biological product distribution accounted for $0.8 million, and the corporate expenses of the Company were $1.2 million. The decrease in costs and expenses is primarily the result of (a) a decrease in patient services provided at DCMC which resulted in a decrease in costs and expenses of approximately $1.6 million; (b) an increase in biological product sales which resulted in an increase in costs and expenses of $0.2 million; and (c) a cumulative decrease in costs and expenses at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $1.0 million.

Interest expense increased 20% to $7.7 million for the year ended December 31, 1998 from $6.4 million for the year ended December 31, 1997. This increase is due primarily to a higher level of borrowings from the Financing Source ("Related Party"). (See "Financial Condition, Liquidity, and Capital Resources").

No provision for income taxes is required on the gain from discontinued operations.

RESULTS OF OPERATIONS
1997 VS. 1996

Revenues from hospitals and medical clinics for the year ended December 31, 1997 were $19.9 million compared to $16.9 million for the year ended December 31, 1996. The increase in revenues from hospitals and medical clinics is primarily the result of (a) the year ended December 31, 1997 includes twelve months of operations from DCMC while the year ended December 31, 1996 only includes nine months of operations from DCMC resulting in an increase of revenues of approximately $5.6 million; (b) the Company ceased operating the Whitwell Medical Center located in Whitwell, Tennessee ("WMC") on October 31, 1996, therefore no revenues were generated during the year ended December 31, 1997, which resulted in a decrease in revenues of approximately $4.1 million; (c) the acquisition of the Pittsburgh Specialty Hospital ("PSH") (formerly known as the Podiatry Hospital of Pittsburgh) effective January 1,

1997 which generated revenues of approximately $2.3 million for the year ended December 31, 1997; and (d) a cumulative decrease in revenues at other Company hospital and medical clinics of approximately $1.1 million.

Revenues from biological product distribution for the year ended December 31, 1997 were $0.3 million compared to $0.1 million for the year ended December 31, 1996. The increase in revenues from biological product distribution is primarily the result of the Company beginning this line of business in July 1996 and therefore the year end December 31, 1997 includes twelve months of operations while the year ended December 31, 1996 includes only six months of operations.

Costs and expenses increased 3% to $22.8 million for the year ended December 31, 1997 from $22.1 million for the year ended December 31, 1996. Of these 1997 expenses, hospital management operations accounted for $20.9 million, biological product distribution accounted for $0.6 million, and the corporate expenses of the Company were $1.3 million. The increase in costs and expenses is primarily the result of (a) the year ended December 31, 1997 includes twelve months of operations from DCMC while the year ended December 31, 1996 only includes nine months of operations from DCMC which resulted in an increase of costs and expenses of approximately $4.8 million; (b) the Company ceased operating WMC on October 31, 1996, therefore no costs and expense were incurred during the year ended December 31, 1997, which resulted in a decrease in cost and expenses of approximately $5.7 million; (c) the acquisition of PSH effective January 1, 1997 which generated costs and expenses of approximately $3.6 million for the year ended December 31, 1997; (d) costs and expenses associated with the biological product distribution line of business, which first incurred costs in the fourth quarter of 1996, of approximately $0.4 million; and (e) a cumulative decrease in costs and expenses at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $2.4 million.

Interest expense increased 37% to $6.4 million for the year ended December 31, 1997 from $4.7 million for the year ended December 31, 1996. This increase is due primarily to a higher level of borrowings from the Financing Source ("Related Party"). (See "Financial Condition, Liquidity, and Capital Resources").

No provision for income taxes is required on the gain from discontinued operations.

RESULTS OF OPERATIONS
1996 VS. 1995

Revenues from hospitals and medical clinics for 1996 were $16.9 million compared to $1.8 million in 1995. The Company began operating its hospital management line of business in 1995 and revenues include the results of operations from August 1, 1995. In 1996, the Company began operating two additional hospitals - DCMC and WMC. Revenues include the results of operations of DCMC for the nine month period from

April 1, 1996 to December 31, 1996 and WMC for the seven month period from April 1, 1996 to October 31, 1996.

Revenues from biological product distribution for 1996 were $0.1 million compared to $0 revenues in 1995. The Company began operating this business in 1996 and revenues include the results of operations from July 1, 1996.

Costs and expenses increased 320% from $5.3 million in 1995 to $22.2 million in 1996. Of these 1996 expenses, hospital management operations accounted for $20.4 million, biological product distribution accounted for $0.3 million, and the corporate expenses of the Company were $1.5 million. This decrease of 40% in corporate expenses is the result of management's efforts to aggressively control costs.

Interest expense increased 230% from $1.4 million in 1995 to $4.7 million in 1996. This increase was due primarily to a higher level of borrowings from the Financing Source ("Related Party"). (See "Financial Condition, Liquidity, and Capital Resources").

No provision for income taxes is required on the gain from discontinued operations.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At December 31, 1998 and 1997, the Company's working capital deficit was $51.6 million and $44.9 million, respectively. This increase in the working capital deficit was primarily due to a $6.9 million increase in the level of funding from the Financing Source ("Related Party"), the settlement of the Manatee Medical Laboratories, Inc. lawsuit which reduced the current portion of long-term debt and related accrued interest by $3.8 million and operating losses. Through December 31, 1998, the Company's ability to continue as a going concern is dependent on the continued funding of its operations by the Financing Source ("Related Party"). Without this funding, the Company's ability to operate its business would be adversely impacted. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Financing Source ("Related Party"), or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source ("Related Party") are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's current operations (i.e. hospital management and biological product distribution) are presently being funded through financing agreements with the Financing Source ("Related Party") and the Company's various operating facilities. Financing agreements exist between the Financing Source ("Related Party"), the Company and five of the Company's operating subsidiaries.

While the Company has not yet reached profitability operationally, it has several plans of action in progress designed to improve profitability, as well as, cash flow. The Company intends to reorganize the hospital ownership and management business and attempt to sustain the biological product distribution business.

YEAR 2000 ISSUE

The "Year 2000 Issue" exists because many computer systems and applications, building infrastructure components, computer aided medical equipment and other operations related equipment that have date sensitive systems, which currently use two-digit fields to designate a year, may recognize the year 2000 as 1900, or not at all. This could result in system and/or equipment failures or miscalculations causing disruption of operations. The Company has performed an assessment of the impact of the "Year 2000 Issue" and based on this assessment, the Company believes that its accounting systems and operations may substantially avoid the "Year 2000 Issue", thereby enabling it to properly process critical financial and operational information. The costs associated with addressing the "Year 2000 Issue" were not material. There can be no assurance, however, that the systems of other entities on which the Company's systems and operations rely were properly converted to address the "Year 2000 Issue", or that a conversion by another entity, or a conversion that is incompatible with the Company's systems, will not have a material adverse effect on the Company's financial position and results of operations.

GOING CONCERN

The report of the independent auditors of the Company on its 1998, 1997 and 1996 consolidated financial statements express substantial doubt about the Company's ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency, delinquencies and defaults on its accounts payable and other outstanding liabilities, litigation, as well as, to the uncertainty of the Company's compliance with certain Medicare and state statutes and regulations. As of January 1, 1995, the Company was unable to comply with certain provisions of the OBRA 1993 amendments to the Stark Act, as well as, certain similar state statutes. Although the Company has not been the subject of, and is not currently the subject of, any administrative proceedings concerning violations of federal or state self-referral statutes or regulations, in the event that the Company is found to have violated such statutes and regulations, it could be subject to cumulative fines and penalties and could also be required to make refunds, which may aggregate up to approximately $50.0 million. The Company believes, however, that due to the filing of the Chapter 7 bankruptcy petition for Manatee, the likelihood of such enforcement actions occurring is remote.

As mentioned in the Financial Condition section, the Company is dependent on the continued funding currently being received from the Financing Source ("Related Party") to continue operations. The discontinuance of such funding, and the unavailability of financing to replace such funding, could result in the Company ceasing its operations.

OUTLOOK

The Company views its decisions to discontinue the operation of its medical diagnostic services business segment, to reorganize its interests in the hospital ownership and management business and to sustain the biological product distribution business as positive from a strategic standpoint. In the hospital operation and management business, the Company anticipates entering into individual agreements to sell or closing each of the hospitals it currently operates while looking to expand its presence, through joint ventures and/or acquisitions, into new markets with perceived potential. In the biological product distribution business, the Company has scaled back its emphasis in the retail area but will continue as a wholesale distributor. The Company will, however, continue to seek retail patients in certain geographic markets where business objectives can be met. (See Part I Item 1. "Business"). There can be no assurance, however, that the Company will achieve its strategic objectives.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates and a decline in the stock market. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company is not exposed to market risk as it relates to changes in foreign currency exchange rates though the Company is exposed to immaterial levels of market risk as it relates to changes in interest rates. The Company's objectives in managing its exposure to stock market fluctuations is to minimize the impact of stock market declines to the Company's earnings and cash flows. Beyond the control of the Company, however, continued market volatility, as well as mergers and acquisitions, have the potential to have material non-cash impact on the operating results of the Company in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to the index of financial statements and schedules as presented on page
43. Information on selected quarterly financial data is not required for the Registrant pursuant to the rules of the Commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

DIRECTORS

The Company's by-laws provide that the number of directors shall be not less than three nor more than ten. The actual number of directors is determined by resolution of the Board from time to time. The Company's by-laws also provide that directors are elected at the annual meeting of shareholders for a term of office of one year or until their successors are elected and qualify. The last annual meeting of shareholders was held on November 20, 1997. All of the current directors were elected at that meeting. The Company anticipates that the next annual meeting of shareholders will be held in the year 2000. The number of directors is currently set at nine. Only three persons, however, are currently serving as directors. Following is information concerning each of the current directors of the Company:

MICHAEL L. GOLDBERG, 49 (a director since 1990). Mr. Goldberg was an Assistant District Attorney in the Philadelphia District Attorney's office from 1974 to 1977 before entering private practice with a specialty in complex commercial litigation. Mr. Goldberg joined the Company in May 1990. He was Chairman, President and Chief Executive Officer of the Company from November 1991 to June 1994 at which time he relinquished the position of President.

PHILLIP E. PEARCE, 70 (a director since 1992). Mr. Pearce has been in the investment banking and securities business since receiving his Graduate Degree from the Wharton School in 1954. From 1969 to 1983, he served as Senior Vice President and a Director of E.F. Hutton of New York City, served on the Board of Governors of the New York Stock Exchange and was Chairman of the Board of Governors of the National Association of Securities Dealers, Inc. From 1983 to 1988, Mr. Pearce served as President of Phillip E. Pearce & Co., and since 1988 has been a partner in Pearce-Henry Capital Corp. of Charlotte, North Carolina, an investment banking firm. Mr. Pearce was also a contributing author and editor of the Dow Jones publication of the Stock Market Handbook, and sat on the advisory council to the Securities and Exchange Commission on THE INSTITUTIONAL STUDY OF THE STOCK MARKETS.

MICHAEL J. PICKERING, M.D., 68 (a director since 1990). Dr. Pickering has practiced as a medical doctor specializing in nephrology since receiving his medical degree from the University of Florida in 1961. He has certifications from the American Board of Internal Medicine and the American Board of Internal Medicine in the Subspecialty of Nephrology and is a member of the American and Florida Medical Associations, is a Fellow, American College of Physicians, and is a member of the American Society of Artificial Internal Organs, American Society of Internal Medicine, the American Society of Nephrology, the Florida Society of Internal Medicine, the Florida Society of Nephrology, the Hillsborough County Medical Association, the International Society of

Nephrology, the National Kidney Foundation, the Southeastern Dialysis and Transplantation Association, the South-Eastern Organ Procurement Foundation, the Royal Society of Health and the American Board of Quality Assurance & Utilization Review Physicians. Dr. Pickering currently practices medicine, serves as an Associate Professor of Medicine at the University of Florida and is a frequent speaker and lecturer on his area of specialty throughout the country. He also has had articles and abstracts published in more than one hundred medical journals and medical conferences.

EXECUTIVE OFFICERS

Information concerning the executive officers of the Company is contained in
Part I, on page 17 of this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table provides a summary of cash and non-cash compensation for each of the fiscal years ended December 31, 1998, 1997 and 1996 with respect to the Company's Chief Executive Officer and the only other executive officers whose compensation exceeded $100,000 in the fiscal year ended December 31, 1998 (the "Named Officers").


                                                                                                  Long Term
                                                                                                 Compensation
                                                        Annual Compensation                         Awards
                                           -------------------------------------------     ----------------------
           Name and                                                     Other Annual       Securities Underlying
      Principal Position          Year     Salary($)     Bonus($)     Compensation ($)        Option/SARs(#)
      ------------------          ----     ---------     --------     ----------------     ----------------------
Michael L. Goldberg               1998      165,000         -0-              8,000                   -0-
  Chief Executive                 1997      165,000         -0-              8,000                   -0-
    Officer                       1996      165,000         -0-              8,000                   -0-

Randolph H. Speer                 1998      200,000         -0-               -0-                    -0-
  President and Chief             1997      200,000         -0-               -0-                    -0-
    Operating Officer             1996      200,000         -0-               -0-                    -0-



                                  STOCK OPTIONS

There were no grants of stock options by the Company to the Named Officers during 1998.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END

                                  OPTION VALUES

The following table sets forth the information with respect to the Named Officers concerning the exercise of options during 1998 and unexercised options held as of December 31, 1998:


       (a)             (b)          (c)                     (d)                                 (e)
 ------------------------------------------------------------------------------  -----------------------------------
                                              Number of Securities Underlying    Value of Unexercised In-the-Money
                                             Unexercised Options at FY-End (#)         Options at FY-End ($)
                     Shares                  ---------------------------------   ---------------------------------
                  Acquired on      Value
 Name             Exercise (#)  Realized ($)    Exercisable     Unexercisable        Exercisable     Unexercisable
 ----              ----------   ------------    -----------     -------------        -----------     -------------
 Michael L.
   Goldberg            -0-          -0-         241,250            -0-                 -0-              -0-

 Randolph
   H. Speer            -0-          -0-         100,000            -0-                 -0-              -0-


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

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Board of Directors of Rx Medical Services Corp. does not have a Compensation Committee and, as a result, the Board of Directors makes determinations as to executive officer compensation. The Board of Directors has not changed the compensation of its executive officers since 1995. As of December 31, 1998, the Company had three executive officers.

PERFORMANCE GRAPH


                     COMPARISON OF 5 YEAR CUMULATIVE TOTAL
                                     RETURN*
                        AMONG RX MEDICAL SERVICES CORP.,
                      THE NASDAQ STOCK MARKET (U.S.) INDEX
                      AND THE S & P HEALTH CARE (HOSPITAL
                                MANAGEMENT) INDEX




                                               Cumulative Total Return
                                        ----------------------------------------
                                        12/93  12/94  12/95  12/96  12/97  12/98
                                        -----  -----  -----  -----  -----  -----
RX MEDIAL SERVICES CORP.                 100     31     13      1      3      1
NASDAQ STOCK MARKET (U.S.)               100     98    138    170    208    294
S & P HEALTH CARE (HOSPITAL MANAGEMENT)  100    106    148    174    152    125



* 100 INVESTED ON 12/31/93 IN STOCK OR INDEX -
  INCLUDING REINVESTMENT OF DIVIDENDS,
  FISCAL YEAR ENDING DECEMBER 31.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Each share of Preferred Stock of the Company contains voting rights equivalent to one share of RXM Common Stock. The Company currently has one series of preferred stock outstanding, designated Series G. For a description of the relative rights and preferences of this series, see Note 6(a) to the Notes to Consolidated Financial Statements. On all matters submitted for vote by the stockholders of the Company, including the election of directors, the shares of Preferred Stock and RXM Common Stock vote together as a single class except as may otherwise be required by law.

The following table sets forth information as of December 31, 2000, with respect to all stockholders known by the Company to be the direct or indirect beneficial owners of 5% or more of the Company's voting securities and by the executive officers and directors of the Company as a group. Each percentage is calculated by assuming that the named stockholder converted or exercised all of such stockholder's securities convertible within the next 60 days into, or exercisable for, shares of RXM Common Stock at a time when no other stockholder did so, irrespective of the conversion or exercise price thereof. Except as otherwise noted, all persons and entities have sole voting and investment power with respect to their shares.



                                                                    Amount and Nature
 Name and Address of                               Title of           of Beneficial                 Percentage
   Beneficial Owner                                  Class            Ownership (1)                  of Class
 -------------------                               --------         -----------------               -----------
Michael L. Goldberg                                 Common              4,951,194(2)                    20.85%
(also a director)
888 East Las Olas Blvd.,
  Suite 210
Fort Lauderdale, FL  33301

Morris Behar                                        Common              1,232,245(3)                     5.19%
209 State Street
Oldsmar, FL  34677

Intercontinental Investment                         Common             11,028,717(4)                    46.43%
  Associates, Ltd.                                  Preferred             800,000(5)                   100.00%
6125 Memorial Drive
Dublin, OH  43017




                                                                    Amount and Nature
 Name and Address of                               Title of           of Beneficial                 Percentage
   Beneficial Owner                                  Class            Ownership (1)                  of Class
 -------------------                               --------         -----------------               -----------

Directors: (address for all at)
888 East Las Olas Blvd.,
 Suite 210
Fort Lauderdale, FL  33301

Michael J. Pickering, M.D.                            Common               23,750(6)                     .10%

All Executive Officers, Directors
 and Nominees as a Group                              Common            4,974,944(7)                   20.95%


1) As of December 31, 2000, there were 23,751,920 shares of RXM Common Stock and 800,000 shares of Preferred Stock issued and outstanding.

2) Includes 72,500 shares representing stock options exercisable within 60 days and 4,605,311 shares of RXM Common Stock that were obtained by conversion of the Series C Preferred Stock on December 31, 1999.

3) Represents 1,232,245 shares of RxM Common Stock registered in the name of Gulf Coast Medical, Inc., a company controlled by Mr. Behar.

4) In July 1996, an entity distributed, in equal amounts, 750,000 shares to Lance K. Poulsen, Donald H. Ayers, Rebecca S. Parrett and Barbara C. Larson. These individuals are officers, directors and the majority shareholders of the Financing Source ("Related Party") and IIA and may be deemed to be the beneficial owners of the shares of RXM Common Stock owned by the Financing Source ("Related Party") and IIA.

5) Represents 800,000 shares of RXM Common Stock that may be obtained by the conversion of Series G Preferred Stock.

6) Includes 3,182 shares representing stock options exercisable within 60 days.

7) Includes 75,692 shares representing stock options exercisable within 60 days and 4,605,311 shares of RXM Common Stock that were obtained by conversion of the Series C Preferred Stock on December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In consideration of the funding of $1.0 million by the Financing Source ("Related Party") to facilitate the acquisition by the Company of CHC (see Item
1. "Business"), the Company pledged to the Financing Source ("Related Party") all of the issued and outstanding common and preferred stock of CHC as collateral for the repayment of the loan.

On June 1, 1998, the Company issued 1,560,702 shares of the Company's Common Stock for payment of $600,270 of dividends in arrears on the Company's Series F Preferred Stock. The Company's Series F Preferred Stock is held in the name of Intercontinental Investment Associates, Ltd., a Nevada limited liability company ("IIA"), which is an affiliate of the Financing Source ("Related Party").

Effective July 1, 1998, the 600,270 issued and outstanding shares of the Company's Series F Preferred Stock, held in the name of IIA, were converted into 600,270 shares of the Company's Common Stock.

On July 14, 1998, the Board of Directors of the Company authorized the creation of the Series G Preferred Stock. The number of shares of Series G Preferred Stock, par value of $.001, that the Company is authorized to issue is 1,500,000 shares.

On July 14, 1998, the Board of Directors of the Company authorized the issuance to IIA of 800,000 shares of Series G Preferred Stock in consideration for a cash funding to the Company by the Financing Source ("Related Party") of approximately $800,000 which was utilized by the Company to finance litigation settlements. No registration was required for the issuance of these 800,000 shares under the Securities Act of 1933, as amended, based on the exemption contained in Section 4(2) thereof as a transaction not involving a public offering.

On July 14, 1998, the Company authorized the issuance of 5,000,000 shares of its Common Stock, par value $.002 per share, to IIA. These shares were issued in consideration of the cancellation by the Financing Source ("Related Party") of $800,000 of indebtedness owed by the Company to an affiliate of the Financing Source ("Related Party") and was based on the market value of the Company's Common Stock of $.16 per share on July 14, 1998, the date the indebtedness was canceled.

On July 23, 1998, a holder of Series C Preferred Stock exchanged 341,893 shares of Series C Preferred Stock for 1,000,000 shares of the Company's Common Stock.

On October 16, 1998, the Company issued 628,950 shares of the Company's Common Stock for payment of $120,054 of dividends in arrears on the Company's Series F Preferred Stock, which were held in the name of IIA.

Based on the number of shares of the Company's Common Stock issued to IIA and the four individual owners of IIA, a change in the control of the Company has occurred. IIA owns directly or indirectly 9,864,922 shares of the 17,982,814 shares of the Company's $.002 par value Common Stock issued and outstanding as of December 31, 1998. This ownership represents 54.9% of the issued and outstanding shares of the Company's $.002 par value Common Stock as of December 31, 1998. The ownership percentage does not take into account following:

a) the issuance to IIA of 800,000 shares of Series G Preferred Stock, which are convertible into the Company's Common Stock,

b) dividends in arrears of $55,643 on the Series G Preferred Stock as of December 31, 1998, which were paid by the issuance of 650,960 shares of the Company's Common Stock subsequent to December 31, 1998, or

c)       shares of the Company's Common Stock issued and held in street name.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Rx Medical Services Corp. and Report of Independent Accountants are filed as a part of this annual report:


                                                                                   Page
                                                                                  -------
    Report of Independent Certified Public Accountants                                47
    Consolidated Statements of Operations for the years ended
      December 31, 1998, 1997 and 1996                                                48
    Consolidated Balance Sheets at December 31, 1998 and 1997                       49-50
    Consolidated Statements of Shareholders' Deficit for the years ended
      December 31, 1998, 1997 and 1996                                                51
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996                                              52-53
    Notes to Consolidated Financial Statements                                      54-79

(a)(2) LIST OF FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedule (numbered in accordance with Regulation S-X) of Rx Medical Services Corp. for the years ended December 31, 1998, 1997 and 1996 are included in this Report:



                                                                                   Page
                                                                                  -------
    Reports of Independent Certified Public Accountants on Schedule
      II - Valuation and Qualifying Accounts                                          80
    Schedule II - Valuation and Qualifying Accounts                                   81



Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) LIST OF EXHIBITS: (numbered in accordance with Item 601 of Regulation
                         S-K)


                                                                                                Incorporation by
Exhibit Number                        Description of Document                                      Reference
--------------                        -----------------------                                   ----------------
     3(a)                             Certificate of Incorporation                                    3(a)*
     3(b)                             By-Laws                                                         3(b)*



     3(c)          Certificate of Decrease in Number of Authorized and Outstanding  Shares           3(c)**
                   of Stock, filed with Nevada Secretary of State (December 1991)
     3(d)          Certificate of Decrease in Number of Authorized and Outstanding                       ***
                   Shares, filed with Nevada Secretary of State (December 1993)
     4(a)          Certificate of Resolution  with respect to Series B Preferred  Stock of           4(a)****
                   Registrant
     4(b)          Certificate of Designation, Series C Preferred Stock                              4(b)x
     4(c)          Certificate of Designation, Series D Preferred Stock                              4(c)x
     4(d)          Certificate of Designation, Series E Preferred Stock                              4(d)x
     4(e)          Certificate of Designation, Series F Preferred Stock                              4(e)x
     10(a)         Sale and Subservicing Agreement dated as of October 7, 1993, by and              10(kk)+
                   among Manatee Medical Laboratories, Inc., NPFII-W, Inc. and National
                   Premier Financial Services, Inc.
     10(b)         Agreement of Merger, dated April 20, 1994, together with supplementary           10(a)++
                   letter from Kachina, Inc., dated April 20, 1994
     10(c)         Purchase Commitment, dated April 20, 1994, from NCFE                             10(b)++
     10(d)         Promissory Note, Security Agreement and Pledge Agreement, dated                  10(c)+++
                   September 19, 1994, from Rx Medical Services Corp. to NCFE
     10(e)         Plan and Agreement of Merger, dated July 7, 1995, by and among Rx                10(a)++++
                   Medical Services Corp., CHC Acquisition Corp. and
                   Consolidated Health Corporation of Mississippi, Inc.
     10(f)         Asset Purchase Agreement, dated as of August 11, 1995, by and among              10(e)++++
                   Meris Laboratories, Inc., Rx Medical Services Corp. and
                   Manatee Medical Laboratories, Inc. [for northern California]
     10(g)         Asset Purchase Agreement, dated as of August 11, 1995, by and among              10(f)++++
                   Meris Laboratories, Inc., Rx Medical Services Corp. and
                   Manatee Medical Laboratories, Inc. [for southern California]
     10(h)         Laboratory Services Agreement, made as of August 12, 1995, between               10(g)++++
                   Meris Laboratories, Inc. and Rx Medical Services Corp.
     10(i)         Amendment to Asset Purchase Agreement, dated as of August 17, 1995 by            10(h)++++
                   and among Meris Laboratories, Inc., Rx Medical Services Corp.
                   and Manatee Medical Laboratories, Inc. [for southern
                   California]


     10(j)         Pledge Agreement, dated as of July 13, 1995, from Rx Medical Services             10(j)x
                   Corp. to NCFE
     10(k)         Hospital Lease Agreement, dated as of November 1, 1995, between Smith             10(k)x
                   County, MS and CHC Management, Inc.
     10(l)         Articles of Merger (CHC) filed November 14, 1995 with MS Secretary of             10(l)x
                   State
     10(m)         Operating Agreement, dated as of March 30, 1996, between NPF-X, Inc               10(m)x
                   and CHC Whitwell, Inc.
     10(n)         Operating Agreement, dated as of March 30, 1996, between NPF-X, Inc               10(n)x
                   and CHC Clintwood, Inc.
     10(o)         Option to Purchase Agreement, effective as of March 29, 1996, between             10(o)x
                   NPF-X, Inc. and CHC
     10(p)         First Amendment to CHC Merger Agreement                                           10(p)x
     10(q)         Option Agreement on Whitwell Medical Center, Whitwell, TN                         10(q)x
     10(r)         Note Extension                                                                    10(r)x
     10(s)         Asset Purchase Agreement, dated August 28, 1996, between The Podiatry              2(a)xx
                   Hospital of Pittsburgh and CHC
     10(t)         Amendment to Asset Purchase Agreement, undated                                     2(b)xx
     10(u)         Stipulation of Dismissal and Order                                                10(u)xxx
     11            Computation of Primary Earnings Per Share
     21            Subsidiaries of Registrant                                                        21   x
     27            Financial Data Schedule for year ended December 31, 1998 (for SEC use only)

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

     **** Current Report of Registrant on Form 8-K, dated December 23, 1991, as amended on December 29 and 31, 1991, and January 14 and March 14, 1992

     +             Amendment No. 1 to Form S-1 of Registrant, dated October 28,
                   1993

     ++            Current Report of Registrant on Form 8-K, dated April 20,
                   1994

     +++           Current Report of Registrant on Form 8-K, dated September 20,
                   1994

     ++++          Current Report of Registrant on Form 8-K, dated August 10,
                   1995

     x Annual Report of Registrant on Form 10-K for fiscal year ended December 31, 1995

     xx            Current Report of Registrant on Form 8-K, dated April 3, 1997

     xxx           Current Report of Registrant on Form 8-K, dated January 29,
                   1998

(b) REPORTS ON FORM 8-K

         None.

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors
Rx Medical Services Corp.

We have audited the accompanying consolidated balance sheets of Rx Medical Services Corp. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rx Medical Services Corp. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

/s/ GRANT THORNTON LLP
------------------------
Grant Thornton LLP
Weston, Florida
February 8, 2000

                            Rx MEDICAL SERVICES CORP.
                      Consolidated Statements of Operations
                 (Dollars in thousands except per share amounts)


                                                                       Years Ended December 31,
                                                            ------------------------------------------
                                                              1998             1997             1996
                                                            --------         --------         --------
 Revenues:
      Hospitals and medical clinics                         $ 15,486         $ 19,627         $ 16,926
      Biological products                                      1,012              345               54
                                                            --------         --------         --------
                                                              16,498           19,972           16,980
                                                            --------         --------         --------

 Costs and expenses:
      Compensation and benefits                                9,716           11,232           10,546
      Biological products                                        633              288               45
      Supplies                                                 1,820            1,822            1,889
      Fees for services                                        2,489            2,933            2,927
      Bad debts                                                1,389            1,705            2,313
      Depreciation and amortization                              243              176              160
      Occupancy                                                  698              695              784
      Occupancy-related party                                    962              962              805
      Equipment rental and maintenance                           422              549              472
      Equipment rental-related party                             183              183              244
      Other                                                    1,857            2,302            1,978
                                                            --------         --------         --------
                                                              20,412           22,847           22,163
                                                            --------         --------         --------

 Operating loss                                               (3,914)          (2,875)          (5,183)

 Other income (expense):
      Interest                                                  (257)             (31)            (132)
      Interest - related party                                (7,393)          (6,354)          (4,540)
      Provision for legal judgment                            (1,130)              --               --
      Loss due to impairment of assets held for sale              --               --              (53)
      Loss on investment in partnership                           --               --             (108)
      Other income                                               173              113               28
                                                            --------         --------         --------
                                                              (8,607)          (6,272)          (4,805)
                                                            --------         --------         --------

 Loss from continuing operations                             (12,521)          (9,147)          (9,988)

 Gain from discontinued operations                               136              181              229

 Extraordinary items:
      Gain (loss) on settlement of liabilities                   (50)             (27)           1,511
      Gain on purchase of accounts receivable                     --               --              579
      Gain on settlement of indebtedness                       3,195               --               --
                                                            --------         --------         --------
 Net loss                                                   $ (9,240)        $ (8,993)        $ (7,669)
                                                            ========         ========         ========

 Basic and diluted net loss per common share:
      Loss from continuing operations                       $  (0.95)        $  (1.03)        $  (1.20)
      Gain from discontinued operations                         0.01             0.02             0.03
      Gain (loss) from extraordinary items                      0.24               --             0.24
                                                            --------         --------         --------

      Basic and diluted net loss per common share           $  (0.70)        $  (1.01)        $  (0.93)
                                                            ========         ========         ========


The accompanying notes are an integral part of these financial statements.

                            Rx MEDICAL SERVICES CORP.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                      December 31,
                                                                                -----------------------
                                                                                 1998             1997
                                                                                -------         -------
Assets:
     Current assets:
        Cash                                                                    $    22         $   110
        Accounts receivable (less allowance for doubtful accounts of
          $3,488 and $3,730 at 1998 and 1997, respectively)                       2,994           4,074
        Inventories                                                                 379             533
        Other                                                                       194              85
                                                                                -------         -------

             Total current assets                                                 3,589           4,802
                                                                                -------         -------

     Property and equipment, at cost
        Land and buildings                                                          713             713
        Equipment                                                                 1,255             930
        Furniture, fixtures and improvements                                        183             192
                                                                                -------         -------
                                                                                  2,151           1,835
        Less: accumulated depreciation and amortization                            (534)           (298)
                                                                                -------         -------
                                                                                  1,617           1,537

     Other assets (less allowance for doubtful accounts of $263 and $671
        at 1998 and 1997, respectively)                                             134             134
                                                                                -------         -------
             Total assets                                                       $ 5,340         $ 6,473
                                                                                =======         =======




The accompanying notes are an integral part of these financial statements.

                            Rx MEDICAL SERVICES CORP.
                     Consolidated Balance Sheets (continued)
                             (Dollars in thousands)


                                                                                   December 31,
                                                                             -------------------------
                                                                               1998             1997
                                                                             --------         --------
Liabilities and shareholders' deficit:
     Current liabilities:
        Notes payable                                                        $     20         $     20
        Notes payable - related party                                          47,169           40,232
        Accounts payable                                                        5,772            2,793
        Accrued liabilities                                                       885            2,052
        Accrued liabilities - related party                                       105              640
        Accrued compensation, benefits and related taxes                        1,040              849
        Current portion of long-term debt                                          25            3,087
        Current portion of long-term debt-related party                            87               --
        Current portion of capital lease obligations                               75               41
        Current portion of capital lease obligations-related party                 55               --
                                                                             --------         --------
             Total current liabilities                                         55,233           49,714

     Long-term liabilities:
        Long-term debt                                                            177              202
        Long-term debt-related party                                              461               --
        Net liabilities of discontinued operations                                 --              100
        Obligations under capital leases                                           42               86
        Obligations under capital leases-related party                            151               --
                                                                             --------         --------
             Total long-term liabilities                                          831              388
                                                                             --------         --------

             Total liabilities                                                 56,064           50,102
                                                                             --------         --------

Commitments and contingencies                                                      --               --

Shareholders' deficit:
     Convertible preferred stock, $.001 par value, authorized shares
       20,000,000, issued and outstanding 63,836 and 422,488 shares at 1998 and 1997; aggregate liquidation preference of $322 and
       $2,134 at 1998 and 1997, respectively                                        1                1
     Convertible preferred stock, $5.00 par value, authorized shares
       1,091,250, issued and outstanding 600,270 shares at 1997;
       aggregate liquidation preference of $3,602 at 1997                          --            3,001
     Convertible preferred stock, $.001 par value, authorized shares
       1,500,000, issued and outstanding 800,000 shares at 1998;
       aggregate liquidation preference of $56 at 1998                             1               --
     Common stock, $.002 par value, authorized 25,000,000 shares, issued and outstanding 17,982,814 and 9,164,117 shares at 1998
       and 1997, respectively                                                      35               18
     Additional paid-in capital                                                42,361           37,233
     Accumulated deficit                                                      (93,121)         (83,881)
     Treasury stock, 605,554 shares of common stock, at par value,
        at 1998 and 1997, respectively                                             (1)              (1)
                                                                             --------         --------
             Total shareholders' deficit                                      (50,724)         (43,629)
                                                                             --------         --------

             Total liabilities and shareholders' deficit                     $  5,340         $  6,473
                                                                             ========         ========


The accompanying notes are an integral part of these financial statements.

                            Rx MEDICAL SERVICES CORP.
                Consolidated Statements of Shareholders' Deficit
                        (Dollars and shares in thousands)


                                      Convertible                           Addi-
                                   Preferred Stock       Common Stock      tional     Accumu-      Treasury Stock      Total
                                 -------------------   ------------------  Paid-In    lated      ------------------ Shareholders'
                                  Shares     Amount     Shares    Amount   Capital    Deficit     Shares   Amount     Deficit
                                 --------   --------   --------  --------  --------   --------   --------  --------   --------
Balance January 1, 1996             2,559   $  3,003      8,539  $     15  $ 37,840   $(67,219)        --  $     --   $(26,361)

Conversion                         (1,250)        (1)       625         1        --         --         --        --         --
Reacquisition of common stock          --         --         --        --        --         --        589        (1)        (1)
Adjustments                            --         --         --         2        (2)        --         --        --         --
Dividends on preferred stock           --         --         --        --      (365)        --         --        --       (365)
Net loss                               --         --         --        --        --     (7,669)        --        --     (7,669)
                                 --------   --------   --------  --------  --------   --------   --------  --------   --------
   Balance December 31, 1996        1,309      3,002      9,164        18    37,473    (74,888)       589        (1)   (34,396)

Reacquisition of common stock          --         --         --        --        --         --         17        --         --
Reacquisition and retirement
  of preferred stock                 (286)        --         --        --        --         --         --        --         --
Dividends on preferred stock           --         --         --        --      (240)        --         --        --       (240)
Net loss                               --         --         --        --        --     (8,993)        --        --     (8,993)
                                 --------   --------   --------  --------  --------   --------   --------  --------   --------
   Balance December 31, 1997        1,023      3,002      9,164        18    37,233    (83,881)       606        (1)   (43,629)

Issuance of preferred stock           800          1         --        --       800         --         --        --        801
Issuance of common stock               --         --      5,000        10       790         --         --        --        800
Issuance of common stock for
  conversion of preferred stock      (600)    (3,001)       600         1     3,000         --         --        --         --
Issuance of common stock in
  exchange for preferred stock       (359)        --      1,029         2        (2)        --         --        --         --
Issuance of common stock for
  dividends in arrears                 --         --      2,190         4       716         --         --        --        720
Dividends on preferred stock           --         --         --        --      (176)        --         --        --       (176)
Net loss                               --         --         --        --        --     (9,240)        --        --     (9,240)
                                 --------   --------   --------  --------  --------   --------   --------  --------   --------
   Balance December 31, 1998          864   $      2     17,983  $     35  $ 42,361   $(93,121)       606  $     (1)  $(50,724)
                                 ========   ========   ========  ========  ========   ========   ========  ========   ========









The accompanying notes are an integral part of these financial statements.

                            Rx MEDICAL SERVICES CORP.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                                 Years Ended December 31,
                                                                                         --------------------------------------
                                                                                           1998           1997           1996
                                                                                         --------       --------       --------
Cash flows from operating activities:
     Net loss                                                                            $ (9,240)      $ (8,993)      $ (7,669)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                         243            176            160
        Provision for bad debts                                                             1,389          1,705          2,313
        Provision for legal judgment                                                        1,130             --             --
        Loss on sale and disposal of property and equipment                                    15             13             86
        (Gain) loss on settlement of liabilities                                             (150)            27         (1,511)
        Loss on investment of partnership                                                      --             --            124
        Loss due to impairment of assets held for sale                                         --             --             53
        Loss on settlement of management fees receivable                                       --             --            115
        Gain on purchase of accounts receivable                                                --             --           (579)
        Gain on settlement of indebtedness                                                 (3,195)            --             --
        Changes in operating assets and liabilities, net of effects of acquisition:
            (Increase) in accounts receivable                                                (304)        (1,398)        (5,145)
            (Increase) decrease in inventories                                                155            (82)          (314)
            (Increase) in other assets                                                       (110)           (57)           (69)
            Increase in accounts payable and accrued liabilities                            2,276          1,016            168
            Increase (decrease) in accrued liabilities - related party                       (534)           395            245
            Change in discontinued operations                                                (100)            --         (1,213)
                                                                                         --------       --------       --------
                Net cash used in operating activities                                      (8,425)        (7,198)       (13,236)
                                                                                         --------       --------       --------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                                              --            737             13
     Acquisition of property and equipment                                                    (75)          (348)          (282)
     Purchase of accounts receivable                                                           --             --         (4,348)
     Payments received on purcahsed accounts receivable                                        --             --          4,816
     Acquisition, net of cash acquired                                                         --         (1,166)            --
                                                                                         --------       --------       --------
                Net cash used in investing activities                                         (75)          (777)           199
                                                                                         --------       --------       --------

Cash flows from financing activities:
     Proceeds from notes payable and long-term debt                                            --             28             21
     Proceeds from notes payable and long-term debt - related party                         8,308          8,210         13,876
     Payments on notes payable, long-term debt and obligations under capital leases          (632)          (838)          (175)
     Payments on notes payable, long-term debt and obligations under capital leases
       - related party                                                                        (64)            --             --
     Proceeds from the sale of preferred stock                                                800             --             --
                                                                                         --------       --------       --------
                Net cash provided by financing activities                                   8,412          7,400         13,722
                                                                                         --------       --------       --------

Net increase (decrease) in cash                                                               (88)          (575)           685
Cash - beginning of period                                                                    110            685             --
                                                                                         --------       --------       --------
Cash - end of period                                                                     $     22       $    110       $    685
                                                                                         ========       ========       ========
(Continued)



                            Rx MEDICAL SERVICES CORP.
                Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)


                                                                                         Years Ended December 31,
                                                                                 ------------------------------------------
                                                                                  1998            1997               1996
                                                                                 -------         -------           --------
The following is supplementary information relating to the consolidated statement of cash flows:

Noncash investing and financing activities:
     Accounts receivable utilized to retire long-term debt                       $   --          $   140           $    --
                                                                                 ======          =======           =======
     Equipment purchased under capital leases                                    $  263          $    --           $   287
                                                                                 ======          =======           =======
     Common stock issued for payment of dividends in arrears                     $  720          $    --           $    --
                                                                                 ======          =======           =======
     Common stock issued to reduce notes payable - related party                 $  800          $    --           $    --
                                                                                 ======          =======           =======

     Details of businesses acquired:
        Fair value of assets acquired                                            $   --          $ 1,543           $    --
        Liabilities assumed                                                          --             (377)               --
                                                                                 ------          -------           -------

        Cash paid                                                                    --            1,166                --
        Less cash acquired                                                           --               --                --
                                                                                 ------          -------           -------
        Net cash paid                                                            $   --          $ 1,166           $    --
                                                                                 ======          =======           =======


On July 1, 1998, the 600,270 issued and outstanding shares of the Company's
     Series F Preferred Stock, were converted into 600,270 shares of the Company's Common Stock.

For the years ended December 31, 1998, 1997 and 1996, interest paid, including interest on obligations under capitalized leases was $8,552, $5,695 and $3,471, respectively. No income taxes were paid during these periods.



















The accompanying notes are an integral part of these financial statements.

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Rx Medical Services Corp. ("RXM") include the accounts of Rx Medical Services Corp. and its subsidiaries (the "Company"). The subsidiaries are four wholly-owned operating companies, Consolidated Health Corporation of Mississippi, Inc., Rx Medical Management, Inc., Rx Medical Imaging Corp. and CHC Medical Services Corp. All significant intercompany transactions have been eliminated.

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

The Company has experienced significant losses in each of the past three years, reflects a working capital deficit of $51.6 million at December 31, 1998, is in default with respect to certain indebtedness and there are uncertainties regarding the Company's compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment (see Note 11c). However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is dependent on the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. and its affiliates (the "Financing Source") (see Note 8) or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached operational profitability, it has several plans of action in progress designed to improve profitability, as well as, cash flow. The Company intends to reorganize the hospital ownership and management business and attempt to sustain the biological product distribution business.

As mentioned above, the Company intends to reorganize the hospital ownership and management line of business. This line of business has and currently is incurring

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


significant operating losses due to a reduction in patient services eligible for reimbursement and reimbursement rates from third party payors, such as Medicare and Medicaid. The Company anticipates entering into individual agreements to sell or to close each of the hospitals it currently operates while looking to expand its presence, through joint ventures and/or acquisitions, into new markets with perceived potential. There can be no assurance that suitable candidates can be found to acquire the Company's hospitals or that the sales can be negotiated on terms acceptable or economically feasible to the Company. If the Company can not find suitable candidates to acquire its hospitals, the Company may have to or could be forced to close the remaining hospitals it operates. The Company anticipates limiting its joint ventures and/or acquisitions to those that meet certain criteria and are expected to generate positive cash flow.

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

e. PROPERTY AND EQUIPMENT

Depreciation on buildings is computed on the straight-line method over 30 years. Depreciation on equipment, furniture, fixtures and improvements is computed principally on the straight-line method over the estimated useful lives of these assets, which range from three to eight years.

f. REVENUES

Revenue from hospitals and medical clinics is recognized upon completion of patient services and is recorded net of contractual allowances and amounts estimated to be received under reimbursement arrangements with certain third party payers. Approximately 54%, 50% and 48% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were reimbursements provided by Medicare and Medicaid.

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

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


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

g. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of estimated fair values of financial instruments. These estimated fair values are to be disclosed whether or not they are recognized in the balance sheet, provided it is practical to estimate such values. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company. The Company estimates that the carrying amount approximates the fair value of its financial instruments at December 31, 1998 due to the maturities of these financial instruments.

h. ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the that carrying amount of an asset may not be recoverable.

At December 31, 1996 the Company determined that the net carrying amount of assets held for sale at one of its medical clinics was in excess of fair market value. The Company sold these assets in July 1997, for $0.75 million and, accordingly reduced the carrying amount by $0.1 million. This impairment was recognized in the year ended December 31, 1996.

i. STOCK OPTIONS

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

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


j. NET LOSS PER COMMON SHARE

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

The Company has only presented basic net loss per share (see Note 6f) since (a) the potential common shares of the Company would be anti-dilutive and (b) the Company has reflected net losses from continuing operations for all periods presented and thus the diluted net loss per share would be the same as basic net loss per share.

k. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires entities presenting a complete set of financial statements to include details of comprehensive income that arises in the reporting period in a financial statement that is displayed with the same prominence as other financial statements. The statement does not affect the measurement of the components of comprehensive income or introduce new categories of comprehensive income. The statement does not apply to entities that have no items of comprehensive income in any period presented. This statement is effective for periods beginning after December 31, 1997. The only effects of this statement on the Company's financial statements are the new disclosure requirements.

l. SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires disclosure of net profit or loss, certain specific revenue and expense items and certain asset items by reportable segments and how reportable segments are determined. The statement defines a reportable segment as a component of an entity about which separate financial information is produced internally, that is evaluated by the chief operating decision-maker to assess performance and allocate resources. This statement is effective for periods beginning after December 31, 1997. The only effects of this statement on the Company's financial statements are the new disclosure requirements.

m. USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

n. CONCENTRATION OF CREDIT RISK

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

o. RECLASSIFICATIONS

Certain amounts in the prior years have been reclassified to conform with the 1998 consolidated financial statement presentation.

2. BUSINESS COMBINATION

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

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


The following unaudited proforma information combines the consolidated results of operations of the Company and the hospital as if the acquisition had occurred on January 1, 1996 (in thousands, except per share amounts):


                                                          Year Ended
                                                       December 31, 1996
                                                       ------------------

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

3.  DISCONTINUED OPERATIONS

In April 1996, due to continuing losses from the Company's medical diagnostic services business and intense pressure from creditors, Manatee Medical Laboratories, Inc. ("Manatee"), a wholly-owned subsidiary of the Company which operated the medical diagnostic services business segment filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code. This resulted in the closing of the Company's remaining medical diagnostic facilities and imaging center.

Assets and liabilities at December 31, 1998 and 1997, and the results from operations of discontinued operations for the years ended December 31, 1998, 1997 and 1996, are reflected below (in thousands):



                                                    1998         1997          1996
                                                    -----        -----         -----
Assets and liabilities:
  Reserve for future costs                          $  --        $(100)        $(100)
                                                    -----        -----         -----
  Net liabilities of discontinued operations        $  --        $(100)        $(100)
                                                    =====        =====         =====

Results from operations:
  Other income                                      $ 136        $ 181         $ 229
                                                    -----        -----         -----
  Gain from discontinued operations                 $ 136        $ 181         $ 229
                                                    =====        =====         =====

4. NOTES PAYABLE

a. NOTES PAYABLE

Notes payable consists of an unsecured promissory note due in monthly principal and

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


interest installments of $2,873, which bears interest at 8.00% per annum. This note matured on July 1, 1998. The holder of this note sought and obtained, on March 19, 1999, a judgement against the Company for the principal and accrued interest on the note plus other costs aggregating $25,055. The Company has not satisfied this judgement as of the date of these financial statements.

b. NOTES PAYABLE - RELATED PARTY

At December 31, 1998 and 1997, notes payable-related party included amounts due to the Financing Source, through which the Company has obtained financing collateralized by certain accounts receivable and real estate.

Certain financing agreements with the Financing Source provide that the Company will periodically sell certain eligible accounts receivable to the Financing Source. However, the terms of the agreements specify certain items of limited recourse, including the ability to resell receivables which have aged beyond 150 days back to the Company. While the Company believes that legally a sale of its receivables has occurred, due to the existence of the terms of limited recourse, this transaction does not qualify for treatment as a sale for accounting purposes and, accordingly, such activity has been recorded as notes payable at December 31, 1998 and 1997.

The notes payable due to the Financing Source at December 31, 1998 and 1997 consisted of the following (in thousands):


                                                                                         1998            1997
                                                                                        -------        --------
Notes payable, interest at 14%, maturing at various dates in June 2002, collateralized by accounts receivable (subject to sale and subservicing
agreements)                                                                             $46,166        $39,479

Note payable, interest at 17%, matures October 1, 2002, collateralized by
real estate                                                                                 565            378


Note payable, interest at 11.5%, matures October 1, 2002,
 collateralized by real estate                                                              322            319

Unsecured note payable, interest at 12%, due on demand                                       56             56

Unsecured note payable, interest at 12%, matures on December 31, 2000                        60             --
                                                                                        -------        -------
                                                                                        $47,169        $40,232
                                                                                        =======        =======


                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


5. LONG-TERM DEBT

a. LONG-TERM DEBT

Long-term debt at December 31, 1998 and 1997 consisted of the following (in thousands):


                                                                                         1998            1997
                                                                                       --------        --------

Unsecured promissory note payable to a trust (related party until November
1997), interest at 9%, principal and interest payable due quarterly through
April 1997 (in default at 1997)                                                        $    --         $ 3,062

Mortgage note payable, interest at PNC Bank prime, payable in monthly installments of principal and interest through February 2007, collateralized by
real estate                                                                                202             227
                                                                                       -------         -------
                                                                                           202           3,289
Less:  Scheduled current maturities and indebtedness in default                            (25)         (3,087)
                                                                                       -------         -------
                                                                                       $   177         $   202
                                                                                       =======         =======


Scheduled principal maturities for each of the five years subsequent to December 31, 1998, and thereafter are estimated as follows (in thousands): 1999 - $25; 2000 - $25; 2001 - $25; 2002 - $25; 2003 - $25; and thereafter $52.

b. LONG-TERM DEBT - RELATED PARTY

Long-term debt - related party consists of an unsecured promissory note, interest at 14%, due in monthly installments of principal and interest of $13,232, and matures on September 1, 2003. Scheduled principal maturities for each of the five years subsequent to December 31, 1998, and thereafter are estimated as follows (in thousands): 1999 - $87; 2000 - $101; 2001 - $116; 2002
- $132; and 2003 - $112.

6. SHAREHOLDERS' EQUITY

a. PREFERRED STOCK

At December 31, 1998 the Company had authorized, issued and outstanding two series of preferred stock as follows:

Series C Preferred Stock, par value of $.001, conversion price of $5.05 per share, with voting rights equivalent to the Company's Common Stock. This series of Preferred

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


Stock is convertible into shares of the Company's Common Stock quarterly, with the quarterly conversion being limited to 1% of the Company's issued and outstanding shares of Common Stock at the end of each quarter. On December 31, 1999, any remaining unconverted shares will automatically be converted into the Company's Common Stock. This series of Preferred Stock does not pay dividends. The Company has reserved sufficient shares of authorized and unissued Common Stock to effect the conversion of Series C Preferred Stock. At December 31, 1998, 63,836 issued and outstanding shares of Series C Preferred Stock remain unconverted.

Series G Preferred Stock, par value of $.001, conversion price is the market value of the Company's Common Stock, with voting rights equivalent to the Company's Common Stock. This series of Preferred Stock is convertible into shares of the Company's Common Stock annually, with the annual conversion being limited to twenty-five percent (25%) of the original shares issued to each shareholder. On July 1, 2002, any remaining unconverted shares automatically convert into the Company's Common Stock. This series of Preferred Stock pays annual dividends of $.15 in arrears, payable at the Company's discretion in cash or the Company's Common Stock. At December 31, 1998 dividends in arrears on this series of Preferred Stock aggregated approximately $55,643. The Company has reserved sufficient shares of authorized and unissued Common Stock to effect the conversion of Series G Preferred Stock. At December 31, 1998, 800,000 issued and outstanding shares of Series G Preferred Stock remain unconverted.

b. REGISTRATION RIGHTS

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

c. STOCK ISSUANCES

On June 1, 1998, the Company issued 1,560,702 shares of the Company's Common Stock for payment of $600,270 of dividends in arrears on the Company's Series F Preferred Stock. The Company's Series F Preferred Stock is held in the name of Intercontinental Investment Associates, Ltd., a Nevada limited liability company ("IIA"), which is an affiliate of the Financing Source ("Related Party").

Effective July 1, 1998, the 600,270 issued and outstanding shares of the Company's Series F Preferred Stock, held in the name of IIA, were converted into 600,270 shares of the Company's Common Stock.

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

On July 14, 1998, the Board of Directors of the Company authorized the issuance to IIA of 800,000 shares of Series G Preferred Stock in consideration for a cash funding to the Company by the Financing Source of approximately $800,000 which was utilized by the Company to finance litigation settlements. No registration was required for the issuance of these 800,000 shares under the Securities Act of 1933, as amended, based on the exemption contained in Section 4(2) thereof as a transaction not involving a public offering.

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

On October 16, 1998, the Company issued 628,950 shares of the Company's Common Stock for payment of $120,054 of dividends in arrears on the Company's Series F Preferred Stock, which were held in the name of IIA.

Based on the number of shares of the Company's Common Stock issued to IIA and the four individual owners of IIA, a change in the control of the Company has occurred. IIA owns directly or indirectly 9,864,922 shares of the 17,982,814 shares of the Company's $.002 par value Common Stock issued and outstanding as of December 31, 1998. This ownership represents 54.9% of the issued and outstanding shares of the Company's $.002 par value Common Stock as of December 31, 1998. The ownership percentage does not take into account following:

a) the issuance to IIA of 800,000 shares of Series G Preferred Stock, which are convertible into the Company's Common Stock,

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


b) dividends in arrears of $55,643 on the Series G Preferred Stock as of December 31, 1998, which are to be paid by the issuance of 650,960 shares of the Company's Common Stock, or

c)       shares of the Company's Common Stock issued and held in street name.

d. Warrants

The Company issued warrants in conjunction with private placements of debt and the Company's Common Stock and as consideration for other expenses. Certain of these warrants were re-priced based on the market price of the Company's Common Stock at the time they were re-priced. The following table summarizes the warrant transactions for the years ended December 31, 1996, 1997, and 1998:



                                                            Shares           Grant Date            Exercise Price
                                                            -------          ----------            --------------
Outstanding at January 1, 1996                              100,000
          Expired                                           (37,500)             11/93                  $8.00
                                                            -------
Outstanding at December 31, 1996                             62,500
          Expired                                           (12,500)              4/94                  $2.63
                                                            -------
Outstanding at December 31, 1997                             50,000
          No activity                                            --
                                                            -------
Outstanding at December 31, 1998                             50,000
                                                            =======


e. STOCK OPTIONS

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

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


options at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common share would have been changed to the pro forma amounts indicated below.


                                             1998                  1997                   1996
                                          ----------            ----------             ----------
Net loss
    As reported                           $   (9,240)           $   (9,233)            $   (8,034)
    Pro forma                             $   (9,240)           $   (9,233)            $   (8,034)

Net loss per common share
    As reported                           $    (0.70)           $    (1.01)            $    (0.93)
    Pro forma                             $    (0.70)           $    (1.01)            $    (0.93)


The above pro forma disclosures may not be representative of the effects on reported net income for future years as options vest over several years and the Company may continue to grant options to employees.

The fair value of each option grant is estimated on the date of grant utilizing the binomial option-pricing model with weighted-average assumptions. There were no options granted in 1998, 1997 and 1996; therefore no proforma adjustments are required.

A summary of the status of the Company's fixed stock options as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is as follows:


                                          1998                       1997                      1996
                                  ---------------------      ----------------------     --------------------
                                              Weighted-                   Weighted-                Weighted-
                                               Average                     Average                  Average
                                               Exercise                    Exercise                 Exercise
                                   Shares       Price         Shares         Price      Shares        Price
                                  --------     --------      -------       --------     -------     --------
Outstanding at beginning
of the year                       849,868       $ 2.49       934,868         $ 2.79     967,228       $ 2.62

Granted                                --                         --                         --
Exercised                              --                         --                         --
Expired                           (42,500)      $ 8.00       (85,000)        $ 1.95     (32,360)      $ 7.81
                                  -------                    -------                    -------
Outstanding at end of the
year                              807,368       $ 2.20       849,868         $ 2.49     934,868       $ 2.79
                                  =======                    =======                    =======

Options exercisable at
end of year                       807,368                    849,868                    934,868
                                  =======                    =======                    =======

Weighted-average fair
value of options granted
during the year                   $    --                    $    --                    $    --
                                  =======                    =======                    =======

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


The following information applies to options outstanding at December 31, 1998:


                                            Options Outstanding                              Options Exercisable
                             ----------------------------------------------------       -----------------------------
                                              Weighted -
                                               Average             Weighted -                             Weighted -
       Range of                               Remaining             Average                                Average
   Exercise Prices            Shares        Contractual Life      Exercise Price         Shares        Exercise Price
   ---------------           --------       -----------------     --------------        -------        ---------------
        $0.010                55,641              0.25                $  .01             55,641            $  .01
        $0.040                 6,100              0.25                $  .04              6,100            $  .04
    $0.0875-$1.000           125,000              2.20                $  .90            125,000            $  .90
    $1.938-$2.625            603,932              1.11                $ 2.54            603,932            $ 2.54
        $4.000                 7,375              3.66                $ 4.00              7,375            $ 4.00
       $11.000                 9,320              3.61                $11.00              9,320            $11.00
                            --------                                                    -------
                             807,368                                                    807,368
                            ========                                                    =======



f. BASIC AND DILUTED NET LOSS PER COMMON SHARE

The following table reflects the computation of the basic and diluted net loss per common share:


                                                              Years Ended December 31,
                              --------------------------------------------------------------------------------------
                                        1998                           1997                           1996
                              ------------------------       ------------------------       ------------------------
                                                Per-                           Per-                          Per-
                                               Share                          Share                         Share
                               Amount          Amount         Amount          Amount         Amount         Amount
                              --------       ---------       --------       ---------       --------       ---------
Loss from continuing
  operations                  $(12,521)      $   (0.94)      $ (9,147)      $   (1.00)      $ (9,988)      $   (1.16)
Dividends on preferred
  stock                           (176)          (0.01)          (240)          (0.03)          (365)          (0.04)
                              --------       ---------       --------       ---------       --------       ---------
Loss available to common
  shareholders'                (12,697)          (0.95)        (9,387)          (1.03)       (10,353)          (1.20)
Gain from discontinued
  operations                       136            0.01            181            0.02            229            0.03
Extraordinary items -
  gain (loss)                    3,145            0.24            (27)          (0.00)         2,090            0.24
                              --------       ---------       --------       ---------       --------       ---------
Net loss                      $ (9,416)      $   (0.70)      $ (9,233)      $   (1.01)      $ (8,034)      $   (0.93)
                              ========       =========       ========       =========       ========       =========

Weighted average
  common shares
    outstanding                 13,310                          9,164                          8,644
                              ========                       ========                       ========


                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


The Company has issued potential common share securities (see Notes 6a, 6d and 6e) that could potentially dilute basic earnings per share in the future. These securities were not included in the computations of net loss per common share presented in the financial statements because they were anti-dilutive.

No transactions occurred during the period January 1, 1999 to the date of the financial statements that would have resulted in a material change in the number of common shares or potential common shares outstanding had the transaction occurred on or before December 31, 1998.

7.  INCOME TAXES

Income tax expense differs from the amounts computed by applying the statutory federal tax rate to income before income taxes. The difference is reconciled as follows (in thousands):


                                                                         1998          1997          1996
                                                                        -------       -------       -------
Tax benefit computed at federal statutory rate                          $(3,511)      $(3,417)      $(2,608)

Financial statement losses that are not deductible for income
tax purposes                                                                 26            21            33

Financial statement losses and tax credits with no tax benefit
as a result of net operating loss carryforwards                           3,485         3,396         2,575
                                                                        -------       -------       -------
                                                                        $    --       $    --       $    --
                                                                        =======       =======       =======

At December 31, 1998, the Company has a federal net operating loss carryforward of approximately $68.1 million. In addition, the Company has various state net operating loss carryforwards.

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

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


Deferred tax assets and liabilities at December 31, 1998, and 1997, arose from the following items (in thousands):

                                                      1998        1997
                                                    -------      -------
Deferred tax assets:
Allowance for doubtful accounts receivable          $ 1,326      $ 1,417
Accrued compensation                                    151          129
Loss reserve from discontinued operations                --           38
Outstanding stock options issued for services           228          228
Net operating loss carryforward                      28,231       24,639
Reserve for impairment on assets held for sale           --           --
                                                    -------      -------
                                                     29,936       26,451

Valuation allowance                                  29,936       26,451
                                                    -------      -------
Net deferred amount                                 $    --      $    --
                                                    =======      =======

No provision for income taxes is required on the gains from discontinued operations (see Note 3).

8. RELATED PARTY TRANSACTIONS

The Financing Source is being categorized as a related party due to the Financing Source's stock ownership in the Company. At December 31, 1998, the Company is indebted to the Financing Source in the amount of $47.1 million. At December 31, 1998, the Financing Source owns 9,864,922 shares of the Company's Common Stock.

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

On July 23, 1998, the pending lawsuit against the Company and Manatee Medical Laboratories, Inc. by Eduardo R. Latour, as Trustee for Physicians Reference Lab Short Term Trust filed in the Circuit Court for Pinellas County, Florida (Case No. 96-00683-CI-15) was settled. A stipulation of settlement was entered into by the parties pursuant to which a voluntary dismissal with prejudice was filed with the Clerk of the Court.

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


Pursuant to the settlement $3.1 million of long-term debt and $0.7 million of accrued interest was retired for $0.6 million in cash. The Company, due to the settlement of this lawsuit, recognized a gain on settlement of indebtedness of $3.2 million.

These items have been accounted for as extraordinary items in accordance with Accounting Principals Board Opinion No. 30, which provides for the reporting of such material, non-recurring events separately from the continuing operations.

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

Company contributions to the Plan for the year ended December 31, 1998 aggregated approximately $60,040.

11. COMMITMENTS AND CONTINGENCIES

a. LEASES

The Company leases its operating and other facilities, as well as certain equipment, under noncancelable leases with initial lease terms of one to ten years; also, the Company leases one of its facilities from an affiliate of the Financing Source, a related party, with an initial lease term of twenty years. Certain of the facilities leases provide for optional renewal periods. Scheduled future minimum commitments under operating leases with remaining terms subsequent to December 31, 1998 are as follows (in thousands):

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


                                                              Related-
         Years Ending                      All                 Party
         December 31,                    Leases                Leases
         ------------                   --------              --------

             1999                       $  1,543              $  1,146
             2000                          1,426                 1,146
             2001                          1,311                 1,146
             2002                          1,199                 1,145
             2003                          1,159                 1,145
          Thereafter                      14,057                14,033
                                         -------              --------
                                         $20,695              $ 19,761
                                         =======              ========

Scheduled future minimum commitments under capital lease obligations with remaining terms subsequent to December 31, 1998 are as follows (in thousands):

                                                              Related-
         Years Ending                      All                 Party
         December 31,                    Leases                Leases
         ------------                   --------              --------

             1999                       $ 138                   $  71
             2000                         110                      76
             2001                         101                      74
             2002                          20                      17
             2003                          --                      --
          Thereafter                       --                      --
                                        -----                    ----
                                          369                     238

Less amounts
  representing interest                   (46)                    (32)
                                        -----                    ----

Present value of remaining
  minimum capital lease
  payments                                323                     206

Less:
  Scheduled current portion              (112)                    (55)
  Non-current obligations
    reclassified to current               (18)                     --
                                        -----                    ----
Long-term obligations
  under capital leases                    193                     151
                                        =====                    ====

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


Rent expense was approximately (in thousands) $1,643, $1,752, and $1,646, for the years ended December 31, 1998, 1997 and 1996, respectively.

B.  CONTRACTS

The Company has entered into contracts with various individuals and entities to provide patient services at certain of the Company's hospitals. Scheduled future minimum commitments under these contracts with remaining terms subsequent to December 31, 1998 are as follows (in thousands):

         Years Ending
         December 31,
         ------------
             1999                           $ 655
             2000                             276
             2001                              20
             2002                              --
             2003                              --
          Thereafter                           --
                                            -----
                                            $ 951
                                            =====

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

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


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

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


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

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


approximately $16,000. No release of any claims was given to the defendants by virtue of this stipulation of dismissal.

The Company, in March 1995, received from the U.S. Securities and Exchange Commission (the "Commission") a Formal Order Directing Private Investigation And Designating Officers To Take Testimony In The Matter of Rx Medical Services Corp., dated March 8, 1995. The Company has been advised by the Commission that the investigation is confidential and should not be construed as an indication by the Commission or its staff that any violation of law has occurred. No proceedings in furtherance of this investigation have occurred in over four years; however, no assurance can be given that this investigation will not be activated in the future.

On July 21, 1995, an action was commenced against the Company and three of its directors in the United States District Court, Eastern District of California (Fresno), under the title SHARI RAINWATER AND GREG RAINWATER V. Rx MEDICAL SERVICE CORP., ET. AL. (Case No. CV-F-95-5596 REC/DIR). The complaint alleged fraud and misrepresentation and breach of a written employment agreement and sought damages of not less than $600,000, declaratory relief and injunctive relief. The suit relates to the acquisition by the Company, through a merger transaction, of Quail Diagnostic Laboratories, Inc. in October 1992 and the subsequent employment of Shari Rainwater as the officer in charge of the Company's California clinical laboratory operations. Due to the filing of the Chapter 7 petition in bankruptcy by Manatee, most of the claims made by the plaintiffs can no longer be prosecuted. The only cause of action that remained to be litigated was one of fraud and rescission against the Company as a result of the merger. In March 1998, a settlement was reached between the parties, pursuant to which the plaintiffs agreed to accept the sum of $200,000 in complete satisfaction of their claims against the defendants. In July 1998, the sum of $200,000 was paid to the plaintiffs and the plaintiffs subsequently filed a dismissal of the action with prejudice and general releases were exchanged.

In February 1996, an action was commenced against the Company and Manatee by Eduardo R. Latour, as Trustee for Physicians Reference Lab Short Term Trust (the "Trust") in the Circuit Court for Pinellas County, Florida (Case No. 96-00683-CI-15). The beneficiary of the Trust is Deborah H. Behar, the wife of Morris Behar. Mr. Behar was a director of the Company until November 1997 and was formerly an executive vice president and a director of Manatee, and was previously the trustee of the Trust. The complaint filed in this action alleged a default under a promissory note from Manatee, which note had been guaranteed by the Company, and sought damages in the amount of $3,060,000 against Manatee and the Company. In addition, the complaint sought to foreclose a security interest in certain assets of Manatee that had been pledged to the Trust by Manatee. The promissory note and pledge had been

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


delivered to the Trust in connection with the Trust's sale, in December 1991, to Manatee of the Physician's Reference Laboratory Services group of clinical laboratories located in Florida. Due to the Manatee bankruptcy, the Company remained as the sole defendant in the action. In March 1998, an agreement was reached, prior to the date set for trial, to settle this lawsuit for a total of $577,500 payable in one lump sum. In July 1998, the sum of $577,500 was paid to the plaintiffs and the plaintiffs filed a voluntary dismissal of the action with prejudice.

On April 4, 1996, Manatee filed a voluntary petition under Section 301 of Chapter 7 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et. seq. in the Bankruptcy Court for the Southern District of Florida (Case No. 96-21552 BKC-RBR). On April 10, 1996, John P. Barbee of Fort Lauderdale, Florida was appointed trustee of the bankrupt estate. The bankruptcy proceeding is pending.

On April 8, 1997, the Company commenced an action against Biologic Health Resources (Florida) LLC ("BHR LLC") and five individuals, in the Circuit Court for Dade County, Florida, under the title BIOLOGIC HEALTH CARE - FLORIDA, INC.
V. BIOLOGIC HEALTH RESOURCES (FLORIDA) LLC, ET. AL. (Case No. 97-07747 CA 25). The complaint alleges that the principals of BHR conspired to violate the BHC agreements by entering into direct competition with the BSC operation, and seeks injunctive relief and damages against two former BHC employees for violations of restrictive covenants contained in their employment agreements, and damages against BHR LLC and its principals for tortious interference with the business of BSC. A motion by the Company for a temporary injunction against one of the former BSC employees was granted in August 1997. In May 1999, this action, along with the California action described below was settled.

On June 10, 1997, the Company commenced an action against BHR in the Superior Court of California, County of Santa Clara, under the title Rx MEDICAL IMAGING CORP V. BIOLOGIC HEALTH RESOURCES, ET. AL. (Case No. CV-766768). The complaint alleges that the defendants violated the partnership agreement of BHC in a number of respects, including misappropriation of partnership assets and diverting partnership customers, and seeks a dissolution of BHC, an accounting of BHC's affairs, and damages. On August 7, 1997, the defendants filed a cross-complaint in the pending action against the Company, RxMIC, the Financing Source, the Company's president and general counsel, and Bay Cities Pharmaceutical Services and its two principals, seeking a dissolution of the partnership and an accounting, and damages for breach of contract, breach of fiduciary duty, fraud, recission, conversion, constructive trust, and conspiracy to defraud. The action was dismissed in connection with a global settlement reached between the parties, effective May 1999.

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


On January 29, 1998, an action was commenced by Morton Medical Center, Inc. ("MMC") in the Chancery Court of Scott County, Mississippi against CHC, Ameris and Scott County (Civil Action Case Number 98-085). The suit relates to an option originally held by MMC to purchase Scott Regional Hospital (the "Hospital") from Scott County. In 1993, Scott County had leased the Hospital to MMC and the lease contained the option to purchase, which MMC thereafter assigned to CHC as partial consideration for CHC's agreement to manage the Hospital for MMC. In 1996, CHC assigned the option to Ameris. The complaint seeks a declaratory judgment that the option to purchase the Hospital is void on public policy grounds and that CHC's assignment to Ameris lacked the required approval of MMC and was, therefore, invalid. After the action was commenced, CHC formally exercised the option to purchase, for itself or on behalf of Ameris, should Ameris decide to purchase the Hospital. Pursuant to the grant of option, the purchase price for the Hospital is $500,000, payable $100,000 at closing and the balance over four years in equal annual installments. In July 1999, the Company decided to no longer defend this case and thus will allow MMC to be successful in this action.

In July 1998, an action was commenced against the Company in the Superior Court of California, County of Contra Costa, under the title NORTH BAY MRI ASSOCIATES
V. Rx MEDICAL SERVICES CORP. (Case No. C 98-02610). The complaint stated many issues though the primary issue was that Rx Medical Services Corp. guaranteed the performance of a lease agreement entered into by a partnership of which a subsidiary of Manatee was a general partner. This subsidiary was included in voluntary bankruptcy petition of Manatee filed on April 4, 1996. The Company chose not to defend against this action and on October 20, 1998 a judgment by default was entered against the Company in the amount of $1,432,900. The Company currently is negotiating with the attorneys for the plaintiffs to settle this judgment for an amount that is substantially less than the amount stated in the default judgment. The Company nevertheless has established a liability account for the full amount of the judgment.

In November 1998, an action was commenced against Biologic Health Care, which the Company's wholly owned subsidiary RxMIC was a 25% general partner, in the Superior Court of California, County of Santa Clara, under the title of CENTEON LLC V. BIOLOGIC HEALTH (Case No. CV775830). The complaint stated that BHC owed Centeon LLC for biological and other medical products purchased but not paid for. The partnership was subsequently dissolved and Centeon LLC on January 8, 1999, entered and was granted a default judgment against RxMIC, who was the 25% general partner in BHC, and Biologic Health Resources, who was the 75% general partner in BHC, in the amount of $437,343. This default judgment as of May 22, 2000, had increased to $472,245. The Company has not established a liability account for this judgment as the only asset of RxMIC was the investment in the BHC partnership, which was written off

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


in a previous year, and the Company did not guarantee the performance of BHC or RxMIC. Therefore, Centeon LLC, in the Company's opinion, has no viable way to collect on the default judgment granted to them.

In addition to the foregoing, the Company is involved in routine litigation arising in the ordinary course of its business which the Company believes would not have a material adverse effect on its financial position.

e. UNION CONTRACT

One of the Company's hospitals has entered into an agreement with the United Mine Workers of America and its District 28 and its Local Union 7528 (the "Union") whereby the Union acts as the sole and exclusive bargaining representative in respect to wages, hours, other working conditions for all employees affiliated with the Union. This agreement can be renegotiated annually, by either party giving the other party written notice of its desire to modify or terminate the agreement, 90 days before the agreements' anniversary date of September 20.

f. YEAR 2000 ISSUE

The "Year 2000 Issue" exists because many computer systems and applications, building infrastructure components, computer aided medical equipment and other operations related equipment that have date sensitive systems, which currently use two-digit fields to designate a year, may recognize the year 2000 as 1900, or not at all. This could result in system and/or equipment failures or miscalculations causing disruption of operations. The Company has performed an assessment of the impact of the "Year 2000 Issue" and based on this assessment, the Company believes that its accounting systems and operations may substantially avoid the "Year 2000 Issue", thereby enabling it to properly process critical financial and operational information. The costs associated with addressing the "Year 2000 Issue" was not material. There can be no assurance, however, that the systems of other entities on which the Company's systems and operations rely were properly converted to address the "Year 2000 Issue", or that a conversion by another entity, or a conversion that is incompatible with the Company's systems, will not have a material adverse effect on the Company's financial position and results of operations.

12. SUBSEQUENT EVENTS

On March 31, 1999, stock options to acquire 465,241 shares of the Company's Common Stock expired unexercised.

On August 31, 1999, the Company ceased operating the Smith County General Hospital in Raleigh, Mississippi due to continued lack of financial performance.

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


On September 30, 1999, stock options to acquire 100,000 shares of the Company's Common Stock expired unexercised.

In December 1999, all the remaining warrants outstanding to acquire 50,000 shares of the Company's Common Stock expired unexercised.

On December 31, 1999, the 63,836 shares of the Company's Series C Preferred Stock automatically converted into approximately 4,605,311 shares of the Company's Common Stock.

On January 3, 2000, stock options to acquire 78,500 shares of the Company's Common Stock expired unexercised.

In February 2000 but effective January 1, 2000, the Company sold the Pittsburgh Specialty Hospital (formerly known as the Podiatry Hospital of Pittsburgh) to ACCI/AllCare of Pennsylvania, Inc. The Company will realize a loss on the sale of this hospital of approximately $0.2 million and this loss will be recognized in the fourth quarter of 1999.

13. SEGMENT INFORMATION

The Company operates in two business segments: the operation of hospitals and medical clinics, and the distribution of biological products. During 1995, the Company discontinued its medical diagnostic services business segment which has been reported as net liabilities of discontinued operations in the consolidated financial statements. The following presents information on the two business segments (in thousands):


                                             Hospitals
                                                and
                               Years ended    Medical      Biological
                               December 31    Clinics       Products      Corporate        Total
                               -----------   --------      ----------     ---------       --------
Revenues                           1998      $ 15,486       $  1,012       $     --       $ 16,498
                                   1997      $ 19,627       $    345       $     --       $ 19,972
                                   1996      $ 16,926       $     54       $     --       $ 16,980
                                   ----      --------       --------       --------       --------
Operating profit (loss)            1998      $ (2,857)      $    163       $ (1,220)      $ (3,914)
                                   1997      $ (1,236)      $   (317)      $ (1,322)      $ (2,875)
                                   1996      $ (3,429)      $   (201)      $ (1,553)      $ (5,183)
                                   ----      --------       --------       --------       --------


                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


                                             Hospitals
                                                and
                               Years ended    Medical      Biological
                               December 31    Clinics       Products      Corporate        Total
                               -----------   --------      ----------     ---------       --------
Capital expenditures
(including capital
leases)                            1998      $    316       $     --       $     --       $    316
                                   1997      $    235       $      9       $    104       $    348
                                   1996      $    547       $     --       $     22       $    569
                                   ----      --------       --------       --------       --------
Depreciation and
amortization expense               1998      $    213       $      4       $     26       $    243
                                   1997      $    140       $      1       $     35       $    176
                                   1996      $    131       $     --       $     29       $    160
                                   ----      --------       --------       --------       --------
Identifiable assets at
year end                           1998      $  5,286       $     16       $     38       $  5,340
                                   1997      $  6,165       $     40       $    268       $  6,473
                                   1996      $  6,032       $     56       $    302       $  6,390
                                   ----      --------       --------       --------       --------


14. FOURTH QUARTER ADJUSTMENTS

The Company recorded significant fourth quarter adjustments which effected the net losses for the following years. Following is a summary of such adjustments (unaudited, in thousands):


                                                1998          1997            1996
                                               ------        ------         -------

Provision for legal judgment                   $1,130        $   --         $   --
Related party interest expense
  adjustments                                      --            --           (575)
Gain on purchase of accounts receivable            --            --            579
Asset valuation adjustments                        --            --           (847)
                                               ------        ------         ------
                                               $   --        $   --         $ (843)
                                               ======        ======         ======


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                 ON SCHEDULE II

Board Of Directors
Rx Medical Services Corp.

In connection with our audit of the consolidated financial statements of Rx Medical Services Corp. referred to in our report dated February 8, 2001, which is included in the Company Annual Report on Form 10-K, we have also audited
Schedule II for the years ended December 31, 1998, 1997 and 1996. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein. Our report on the financial statements referred to above includes an explanatory paragraph which discusses uncertainties and other matters concerning the Company's compliance with various federal and state regulations and conditions which raise substantial doubt about the Company's ability to continue as a going concern.

/s/ GRANT THORNTON LLP
--------------------------
Grant Thornton LLP
Weston, FLorida
February 8, 2000

                            Rx MEDICAL SERVICES CORP.
                                   Schedule II
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)


                                                        Additions
                                        Balance at     charged to                                   Balance at
                                        beginning       costs and                                     end of
                                        of period       expenses     Deductions    Adjustments        period
                                        ---------      ----------    ----------    -----------      ----------
YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful
    accounts receivable                  $ 3,730        $ 1,389        $ 1,631        $    --         $ 3,488
                                         =======        =======        =======        =======         =======

Allowance for uncollectible notes
   and other receivables                 $   671        $    --        $   408        $    --         $   263
                                         =======        =======        =======        =======         =======

YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful
    accounts receivable                  $ 3,607        $ 1,705        $   798        $  (784)        $ 3,730
                                         =======        =======        =======        =======         =======

Allowance for uncollectible notes
   and other receivables                 $   671        $    --        $    --        $    --         $   671
                                         =======        =======        =======        =======         =======

YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful
    accounts receivable                  $   380        $ 3,227(a)     $    --        $    --         $ 3,607
                                         =======        =======        =======        =======         =======

Allowance for uncollectible notes
   and other receivables                 $   627        $    89        $    45        $    --         $   671
                                         =======        =======        =======        =======         =======




(a) Includes $1,003 charged to gain on purchase of accounts receivable in the Statement of Operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Rx MEDICAL SERVICES CORP.



                                              By: /s/ Michael L. Goldberg
                                                  ------------------------------
                                                  Michael L. Goldberg
                                                  Chief Executive Officer

                                              Dated: March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ Michael L. Goldberg          Director, Chairman and    Dated: March 30, 2001
------------------------------   Chief Executive Officer
Michael L. Goldberg



/s/ Phillip E. Pearce            Director                  Dated: March 30, 2001
------------------------------
Phillip E. Pearce



/s/ Michael J. Pickering, M.D.   Director                  Dated: March 30, 2001
------------------------------
Michael J. Pickering, M. D.


/s/ Dennis A. Dolnick            Chief Financial Officer   Dated: March 30, 2001
------------------------------
Dennis A. Dolnick