Form 10-Q
period 1999-03-31
RX MEDICAL SERVICES CORP
filed 2001-06-12
CIK 868825

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission File Number 1-10963


                            RX MEDICAL SERVICES CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                NEVADA                                        87-0436782
--------------------------------------                        ----------
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, par value $.002 per share, at March 31, 2001 was 23,751,920 shares.



                                    1 of 15

                            RX MEDICAL SERVICES CORP.

                                    FORM 10-Q

                        Three Months Ended March 31, 1999

                                      INDEX

                                                                      PAGE NO.
                                                                      --------

         PART I.  FINANCIAL INFORMATION                                  3

         Item 1.  Financial Statements                                   3

         Item 2.  Management Discussion and Analysis of Financial
                  Condition and Results of Operations                   12

         PART II. OTHER INFORMATION                                     14

         Item 1.  Legal Proceedings                                     14

         Item 2.  Changes in Securities and Use of Proceeds             14

         Item 3.  Defaults Upon Senior Securities                       14

         Item 4.  Submission of Matters to a Vote of Security Holders   14

         Item 5.  Other Information                                     14

         Item 6.  Exhibits and Reports on Form 8-K                      14

         SIGNATURES                                                     15



                                    2 of 15

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                            RX MEDICAL SERVICES CORP.
                      Consolidated Statements of Operations
                 (Dollars in thousands except per share amounts)


                                                             Three Months Ended March 31,
                                                      -------------------------------------------
                                                             1999                    1998
                                                      -------------------     -------------------
                                                         (Unaudited)             (Unaudited)
Revenues:
    Hospitals and medical clinics                            $ 3,159               $ 4,615
    Biological products                                          173                    52
                                                             -------               -------
                                                               3,332                 4,667
                                                             -------               -------
Costs and expenses:
    Compensation and benefits                                  2,243                 2,460
    Biological products                                           88                    41
    Supplies                                                     342                   519
    Fees for services                                            311                   690
    Bad debts                                                    366                    45
    Depreciation and amortization                                 63                    54
    Occupancy                                                    160                   180
    Occupancy-related party                                      241                   241
    Equipment rental and maintenance                              98                   123
    Equipment rental - related party                              46                    46
    Other                                                        341                   536
                                                             -------               -------
                                                               4,299                 4,935
                                                             -------               -------
Operating loss                                                  (967)                 (268)

Other income (expense):
    Interest                                                     (22)                  (94)
    Interest - related party                                  (1,926)               (1,575)
    Gain (loss) on settlement of liabilities                    (249)                  150
    Other income                                                  46                    19
                                                             -------               -------
                                                              (2,151)               (1,500)
                                                             -------               -------
Loss from continuing operations                               (3,118)               (1,768)

Gain from discontinued operations                                 --                    43
                                                             -------               -------
Net loss                                                     $(3,118)              $(1,725)
                                                             =======               =======

Basic and diluted net loss per common share:
    Loss from continuing operations                          $ (0.18)              $ (0.20)
    Gain from discontinued operations                             --                  0.01
                                                             -------               -------
    Basic and diluted net loss per common share              $ (0.18)              $ (0.19)
                                                             =======               =======

The accompanying notes are an integral part of these financial statements.



                                    3 of 15

                            RX MEDICAL SERVICES CORP.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                          March 31,             December 31,
                                                                            1999                    1998
                                                                      ------------------     -------------------
                                                                         (Unaudited)
Assets:
    Current assets:
      Cash                                                                   $    43               $    22
      Accounts receivable (less allowance for doubtful accounts
        of $3,151 and $3,488 at 1999 and 1998, respectively)                   2,926                 2,994
      Inventories                                                                423                   379
      Other                                                                      135                   194
                                                                             -------               -------
           Total current assets                                                3,527                 3,589
                                                                             -------               -------
    Property and equipment, at cost
      Land and buildings                                                         713                   713
      Equipment                                                                1,238                 1,255
      Furniture, fixtures and improvements                                       168                   183
                                                                             -------               -------
                                                                               2,119                 2,151

      Less: accumulated depreciation and amortization                           (557)                 (534)
                                                                             -------               -------
                                                                               1,562                 1,617

    Other assets (less allowance for doubtful accounts of $263
      at 1998)                                                                   107                   134
                                                                             -------               -------
           Total assets                                                      $ 5,196               $ 5,340
                                                                             =======               =======

The accompanying notes are an integral part of these financial statements.



                                    4 of 15

                            RX MEDICAL SERVICES CORP.
                     Consolidated Balance Sheets (continued)
                             (Dollars in thousands)

                                                                                      March 31,          December 31,
                                                                                        1999                1998
                                                                                  ---------------     ------------------
                                                                                     (Unaudited)
Liabilities and shareholders' deficit:
    Current liabilities:
      Notes payable                                                                     $    100          $     20
      Notes payable - related party                                                       49,616            47,169
      Accounts payable                                                                     6,115             5,772
      Accrued liabilities                                                                    925               885
      Accrued liabilities - related party                                                     89               105
      Accrued compensation, benefits and related taxes                                     1,197             1,040
      Current portion of long-term debt                                                       25                25
      Current portion of long-term debt - related party                                       91                87
      Current portion of capital lease obligations                                            62                75
      Current portion of capital lease obligations - related party                            56                55
                                                                                        --------          --------
           Total current liabilities                                                      58,276            55,233
    Long-term liabilities:
      Long-term debt                                                                         171               177
      Long-term debt - related party                                                         437               461
      Obligations under capital leases                                                        49                42
      Obligations under capital leases - related party                                       135               151
                                                                                        --------          --------
           Total long-term liabilities                                                       792               831
                                                                                        --------          --------
           Total liabilities                                                              59,068            56,064
                                                                                        --------          --------

Commitments and contingencies                                                                 --                --

Shareholders' deficit:
    Convertible preferred stock, $.001 par value, authorized shares 20,000,000, issued and outstanding 63,836 shares at 1999 and 1998; aggregate liquidation preference of $322 at 1999
      and 1998, respectively                                                                   1                 1
    Convertible preferred stock, $.001 par value, authorized shares
       1,500,000, issued and outstanding 800,000 shares at 1999 and
      1998; aggregate liquidation preference of $87 and $56 at
      1999 and 1998, respectively                                                              1                 1
    Common stock, $.002 par value, authorized 25,000,000 shares, issued and outstanding 17,982,814 shares at 1999 and 1998,
      respectively                                                                            35                35
    Additional paid-in capital                                                            42,331            42,361
    Accumulated deficit                                                                  (96,239)          (93,121)
    Treasury stock, 605,554 shares of common stock, at par value,
       at 1999 and 1998, respectively                                                         (1)               (1)
                                                                                        --------          --------
           Total shareholders' deficit                                                   (53,872)          (50,724)
                                                                                        --------          --------
           Total liabilities and shareholders' deficit                                  $  5,196          $  5,340
                                                                                        ========          ========

The accompanying notes are an integral part of these financial statements.



                                    5 of 15

                            RX MEDICAL SERVICES CORP.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                           Three Months Ended March 31,
                                                                    ----------------------------------------
                                                                          1999                  1998
                                                                    ------------------    ------------------
                                                                       (Unaudited)              (Unaudited)
Cash flows from operating activities:
    Net loss                                                           $(3,118)              $(1,725)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                         63                    54
      Provision for bad debts                                              366                    45
      (Gain) loss on settlement of liabilities                             249                  (150)
      Changes in operating assets and
        liabilities:
          (Increase) decrease in accounts receivable                      (298)                  185
          Increase in inventories                                          (44)                  (53)
          Increase in other assets                                         (83)                 (368)
          Increase in accounts payable
            and accrued liabilities                                        511                 1,012
          Decrease in accrued liabilities - related party                  (16)                 (138)
          Change in discontinued operations                                 --                   (25)
                                                                       -------               -------
              Net cash used in operating activities                     (2,370)               (1,163)
                                                                       -------               -------
Cash flows from investing activities:
    Acquisition of property and equipment                                   (8)                  (29)
                                                                       -------               -------
              Net cash used in investing activities                         (8)                  (29)
                                                                       -------               -------
Cash flows from financing activities:
    Proceeds from notes payable - related party                          2,447                 1,141
    Payments on notes payable, long-term debt and
      obligations under capital leases                                     (13)                  (19)
    Payments on notes payable, long-term debt and
      obligations under capital leases - related party                     (35)                   --
                                                                       -------               -------
              Net cash provided by financing activities                  2,399                 1,122
                                                                       -------               -------
Net increase (decrease) in cash                                             21                   (70)

Cash - beginning of period                                                  22                   110
                                                                       -------               -------
Cash - end of period                                                   $    43               $    40
                                                                       =======               =======





(Continued)




                                    6 of 15

                            RX MEDICAL SERVICES CORP.
                Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)

                                                                                     Three Months Ended March 31,
                                                                              ------------------------------------------
                                                                                    1999                     1998
                                                                              -----------------        -----------------
                                                                                (Unaudited)              (Unaudited)
The following is supplementary information relating to the consolidated statement of cash flows:

Noncash investing and financing activities:

    Equipment purchased under capital leases                                         $--                      $19
                                                                                     ===                      ===


 For the three months ended March 31, 1999 and 1998, interest paid, including interest on obligations under capitalized leases was $1,963 and $2,032, respectively. No income taxes were paid during these periods.

The accompanying notes are an integral part of these financial statements.



                                    7 of 15

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the audited annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K for the year ended December 31, 1998 of Rx Medical Services Corp. (the "Company"), as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

For the year ended December 31, 1998, the medical diagnostic services business segment has been reflected as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 which provides for the reporting of operating results of discontinued operations separately from the continuing operations.

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $54.7 million at March 31, 1999, is in default with respect to certain indebtedness and there are uncertainties regarding the Company's compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is dependent on the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. and its affiliates (the "Financing Source") ("Related Party") or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached operational profitability, it has several plans of action in progress designed to improve profitability, as well as, cash flow. The Company intends to reorganize the hospital ownership and management business and attempt to sustain the biological product distribution business.

As mentioned above, the Company intends to reorganize the hospital ownership and management line of business. This line of business has incurred and is anticipated to continue to incur significant operating losses due to a reduction in patient services eligible for reimbursement and reimbursement rates from third party payors, such as Medicare and Medicaid. The Company anticipates entering into individual agreements to sell each of the hospitals it operates



                                    8 of 15

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

but there can be no assurance that suitable candidates can be found or that the sales can be negotiated on terms acceptable or economically feasible to the Company. If the Company can not find suitable candidates to sell its hospitals to, the Company may have to or could be forced to close the remaining hospitals it operates.

The Company is looking to expand its presence, through joint ventures and/or acquisitions, into new markets in related health care businesses with perceived growth potential. The Company anticipates limiting its joint ventures and/or acquisitions to those that meet certain criteria and are expected to generate positive cash flow.

Note 2 - Basic and Diluted Net Loss Per Common Share

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

Basic and diluted net loss per common share are the same since (a) the potential common shares of the Company would be anti-dilutive and (b) the Company has reflected net losses from continuing operations for all periods presented.

The following table reflects the computation of the basic and diluted net loss per common share:

                                                                 Three Months Ended March 31,
                                             ----------------------------------------------------------------------
                                                           1999                                1998
                                             ----------------------------------  ----------------------------------
                                                                  Per-Share                          Per-Share
                                                 Amount            Amount            Amount            Amount
                                             ----------------  ----------------  ---------------  -----------------
Loss from continuing operations                $ (3,118)           $(0.17)           $ (1,768)          $(0.19)
Dividends on preferred stock                        (30)            (0.01)                (60)           (0.01)
                                               --------             -----            --------            -----

Loss available to common
  shareholders'                                  (3,148)            (0.18)             (1,828)           (0.20)
Gain from discontinued operations                    --                --                  43             0.01
                                               --------             -----            --------            -----
Net loss                                       $ (3,148)           $(0.18)           $ (1,785)          $(0.19)
                                               ========             =====            ========            =====

Weighted average common
  shares outstanding                             17,983                                 9,164
                                               ========                              ========

Note 3 - Notes Payable - Related Party

At March 31, 1999, notes payable included approximately $49.6 million due to the Financing Source ("Related Party"), through which the Company has obtained financing collateralized by certain accounts receivable, real estate and equipment.

                                    9 of 15

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4 - Commitments and Contingencies

The "Year 2000 Issue" exists because many computer systems and applications, building infrastructure components, computer aided medical equipment and other operations related equipment that have date sensitive systems, which currently use two-digit fields to designate a year, may recognize the year 2000 as 1900, or not at all. This could result in system and/or equipment failures or miscalculations causing disruption of operations. The Company has performed an initial assessment of the impact of the "Year 2000 Issue" and based on this initial assessment, the Company believes that its accounting systems and operations may substantially avoid the "Year 2000 Issue", thereby enabling it to properly process critical financial and operational information and that the cost associated with addressing the "Year 2000 Issue" is not expected to be material. There can be no assurance, however, that the systems of other entities on which the Company's systems and operations rely will be timely converted to address the "Year 2000 Issue", or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's financial position and results of operations.

Note 5 - Comprehensive Income

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

Note 6 - Segment Information

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



                                    10 of 15

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table presents information on the Company's two business segments for the three months ended March 31, 1999 (in thousands):

                                     Hospitals and
                                        Medical             Biological
                                        Clinics              Products             Corporate              Total
                                   ------------------   -------------------   ------------------   ------------------

Revenues                                 $ 3,159               $   173              $    --               $ 3,332

Operating profit (loss)                  $  (725)              $    33              $  (275)              $  (967)

Capital expenditures
 (including capital leases)              $     8               $    --              $    --               $     8

 Depreciation and
   amortization expense                  $    58               $     1              $     4               $    63

Identifiable assets at
  end of period                          $ 5,063               $    81              $    52               $ 5,196


The following table presents information on the Company's two business segments for the three months ended March 31, 1998 (in thousands):

                                     Hospitals and
                                        Medical             Biological
                                        Clinics              Products             Corporate              Total
                                   ------------------   -------------------   ------------------   ------------------
Revenues                                 $ 4,615              $    52               $    --               $ 4,667

Operating profit (loss)                  $   137              $   (41)              $  (364)              $  (268)

Capital expenditures
 (including capital leases)              $    28              $    --               $    20               $    48

 Depreciation and
   Amortization expense                  $    42              $    --               $     8               $    54

Identifiable assets at
  end of period                          $ 6,338              $    61               $   189               $ 6,588




                                    11 of 15

                                                     15 of 15
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Revenues from hospitals and medical clinics for the three months ended March 31, 1999 were $3.2 million compared to $4.6 million for the three months ended March 31, 1998. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at the Dickenson County Medical Center ("DCMC") which resulted in a decrease of revenues of approximately $0.9 million, and (b) a cumulative decrease at other Company hospital and medical clinics of approximately $0.5 million.

Revenues from the distribution of biological products for the three months ended March 31, 1999 were $0.2 million compared to $0.1 million for the three months ended March 31, 1998. This increase in revenues is primarily due to the current biological product mix being in high demand.

Costs and expenses decreased 15% to $4.3 million for the three months ended March 31, 1999 from $4.9 million for the three months ended March 31, 1998. Of these 1999 expenses, hospital management operations accounted for $3.9 million, biological product distribution accounted for $0.1 million, and the corporate expenses of the Company were $0.3 million. The decrease in costs and expenses is primarily the result of (a) a decrease in patient services provided at DCMC resulting in a decrease of costs and expenses of approximately $0.5 million; (b) a decrease in patient services at the Pittsburgh Specialty Hospital ("PHP") resulting in a decrease of costs and expenses of approximately $0.2 million, and
(c) a cumulative increase at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $0.1 million.

Interest expense increased 15% to $1.9 million for the three months ended March 31, 1999 from $1.7 million for the three months ended March 31, 1998. This increase is due to a higher level of borrowings from the Financing Source ("Related Party"). (see "Financial Condition, Liquidity, and Capital Resources" below).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

During the three months ended March 31, 1999, the Company's working capital deficit increased by approximately $3.1 million to $54.7 million. This increase in the working capital deficit was primarily due to a $2.4 million increase in the level of funding from the Financing Source ("Related Party"), as well as, operating losses. Through March 31, 1999, the Company's ability to continue as a going concern is dependent on the continued funding of its operations by the Financing Source ("Related Party"). Without this funding, the Company's ability to operate its business would be adversely impacted. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Financing Source ("Related Party"), or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source ("Related Party") are insufficient


                                    12 of 15
to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's current operations (i.e. hospital management and biological product distribution) are presently being funded through financing agreements with the Financing Source ("Related Party") and the Company's various operating facilities. Financing agreements exist between the Financing Source ("Related Party"), the Company and five of the Company's operating subsidiaries.

While the Company has not yet reached profitability operationally, it has several plans of action in progress designed to improve profitability, as well as, cash flow. The Company intends to reorganize the hospital operation and management business and attempt to sustain the biological product distribution business. The Company is also looking to expand its presence, through joint ventures and/or acquisitions, into new markets in related health care businesses with perceived growth potential. There can be no assurance, however, that the Company will achieve these strategic objectives.

YEAR 2000 COMPLIANCE

See Note 4 - Commitments and Contingencies in Item 1 Financial Statements.

GOING CONCERN

The reports of the independent auditors of the Company on its 1998, 1997 and 1996 consolidated financial statements express substantial doubt about the Company's ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency, delinquencies and defaults on its accounts payable and other outstanding liabilities, litigation, as well as, to the uncertainty of the Company's compliance with certain Medicare and state statutes and regulations. As of January 1, 1995, the Company was unable to comply with certain provisions of the OBRA 1993 amendments to the Stark Act, as well as, certain similar state statutes. Although the Company has not been the subject of, and is not currently the subject of, any administrative proceedings concerning violations of federal or state self-referral statutes or regulations, in the event that the Company is found to have violated such statutes and regulations, it could be subject to cumulative fines and penalties and could also be required to make refunds, which may aggregate up to approximately $50.0 million. The Company believes, however, that due to the filing of the Chapter 7 bankruptcy petition for Manatee, the Company's subsidiary that operated the medical diagnostic services business segment, in April 1996, the likelihood of such enforcement actions occurring is remote.

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

Date:    June 12, 2001





                                    15 of 15