Form 10-Q
period 1999-06-30
RX MEDICAL SERVICES CORP
filed 2001-06-12
CIK 868825

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission File Number 1-10963

                            RX MEDICAL SERVICES CORP.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                NEVADA                                       87-0436782
--------------------------------                             ----------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

     888 EAST LAS OLAS BOULEVARD, SUITE 210, FORT LAUDERDALE, FLORIDA 33301
     ----------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (954) 462-1711
     ----------------------------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, par value $.002 per share, at March 31, 2001, was 23,751,920 shares.

                            RX MEDICAL SERVICES CORP.

                                    FORM 10-Q

                         Six Months Ended June 30, 1999

                                      INDEX

                                                                       PAGE NO.
                                                                       --------

         PART I.  FINANCIAL INFORMATION                                    3

         Item 1.  Financial Statements                                     3

         Item 2.  Management Discussion and Analysis of Financial
                  Condition and Results of Operations                     13

         PART II. OTHER INFORMATION                                       16

         Item 1.  Legal Proceedings                                       16

         Item 2.  Changes in Securities and Use of Proceeds               16

         Item 3.  Defaults Upon Senior Securities                         16

         Item 4.  Submission of Matters to a Vote of Security Holders     16

         Item 5.  Other Information                                       16

         Item 6.  Exhibits and Reports on Form 8-K                        16

         SIGNATURES                                                       17



                                    2 of 17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            RX MEDICAL SERVICES CORP.
                      Consolidated Statements of Operations
                 (Dollars in thousands except per share amounts)


                                                         Three Months Ended June 30,           Six Months Ended June 30,
                                                    -------------------------------------   ---------------------------------
                                                          1999                1998                1999            1998
                                                    ------------------  -----------------   ----------------- ---------------
                                                       (Unaudited)        (Unaudited)         (Unaudited)      (Unaudited)
 Revenues:
   Hospitals and medical clinics                        $   2,743           $  3,840           $  5,902           $  8,456
    Biological products                                       295                417                467                468
                                                         --------           --------           --------           --------
                                                            3,038              4,257              6,369              8,924
                                                         --------           --------           --------           --------
Costs and expenses:
    Compensation and benefits                               2,212              2,391              4,456              4,851
    Biological products                                       185                306                273                347
    Supplies                                                  280                379                622                899
    Fees for services                                         284                695                594              1,385
    Bad debts                                                 384                433                751                477
    Depreciation and amortization                              63                 61                126                115
    Occupancy                                                 152                175                313                356
    Occupancy-related party                                   241                241                481                481
    Equipment rental and maintenance                          118                 91                216                214
    Equipment rental-related party                             46                 46                 92                 92
    Other                                                     389                470                730              1,005
                                                         --------           --------           --------           --------
                                                            4,354              5,288              8,654             10,222
                                                         --------           --------           --------           --------
Operating loss                                             (1,316)            (1,031)            (2,285)            (1,298)

Other income (expense):
    Interest                                                  (27)               (92)               (49)              (187)
    Interest - related party                               (2,118)            (1,898)            (4,044)            (3,473)
    Gain (loss) on settlement of liabilities                   64                 --               (184)               150
    Other income                                               23                 84                 69                103
                                                         --------           --------           --------           --------
                                                           (2,058)            (1,906)            (4,208)            (3,407)
                                                         --------           --------           --------           --------
Loss from continuing operations                            (3,374)            (2,937)            (6,493)            (4,705)

Gain from discontinued operations                              --                 31                 --                 74
                                                         --------           --------           --------           --------
Net loss                                                 $ (3,374)          $ (2,906)          $ (6,493)          $ (4,631)
                                                         ========           ========           ========           ========

Basic and diluted net loss per common share:
    Loss from continuing operations                      $  (0.19)          $  (0.32)          $  (0.36)          $  (0.51)
    Gain from discontinued operations                          --               0.01                 --               0.01
                                                         --------           --------           --------           --------
    Basic and diluted net loss per common share          $  (0.19)          $  (0.31)          $  (0.36)          $  (0.50)
                                                         ========           ========           ========           ========




The accompanying notes are an integral part of these financial statements.



                                    3 of 17

                            RX MEDICAL SERVICES CORP.
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                               June 30,       December 31,
                                                                                1999             1998
                                                                           ---------------   --------------
                                                                             (Unaudited)
Assets:
    Current assets:
      Cash                                                                       $   157           $    22
      Accounts receivable (less allowance for doubtful accounts of
        $3,105 and $3,488 at 1999 and 1998, respectively)                          2,498             2,994
      Inventories                                                                    480               379
      Other                                                                          102               194
                                                                                 -------           -------
           Total current assets                                                    3,237             3,589
                                                                                 -------           -------
    Property and equipment, at cost
      Land and buildings                                                             713               713
      Equipment                                                                    1,229             1,255
      Furniture, fixtures and improvements                                           170               183
                                                                                 -------           -------
                                                                                   2,112             2,151

      Less: accumulated depreciation and amortization                               (613)             (534)
                                                                                 -------           -------
                                                                                   1,499             1,617

    Other assets (less allowance for doubtful accounts of $263 at 1998)              108               134
                                                                                 -------           -------
           Total assets                                                          $ 4,844           $ 5,340
                                                                                 =======           =======

The accompanying notes are an integral part of these financial statements.



                                    4 of 17

                            RX MEDICAL SERVICES CORP.
                     Consolidated Balance Sheets (continued)
                             (Dollars in thousands)

                                                                                       June 30,         December 31,
                                                                                        1999                1998
                                                                                   ---------------     --------------
                                                                                     (Unaudited)
Liabilities and shareholders' deficit:
    Current liabilities:
      Notes payable                                                                      $     35           $     20
      Notes payable - related party                                                        52,664             47,169
      Accounts payable                                                                      6,140              5,772
      Accrued liabilities                                                                     925                885
      Accrued liabilities - related party                                                     113                105
      Accrued compensation, benefits and related taxes                                      1,208              1,040
      Current portion of long-term debt                                                        25                 25
      Current portion of long-term debt - related party                                        94                 87
      Current portion of capital lease obligations                                             64                 75
      Current portion of capital lease obligations-related party                               58                 55
                                                                                         --------           --------
           Total current liabilities                                                       61,326             55,233
    Long-term liabilities:
      Long-term debt                                                                          164                177
      Long-term debt - related party                                                          413                461
      Obligations under capital leases                                                         42                 42
      Obligations under capital leases-related party                                          119                151
                                                                                         --------           --------
           Total long-term liabilities                                                        738                831
                                                                                         --------           --------
           Total liabilities                                                               62,064             56,064
                                                                                         --------           --------

Commitments and contingencies                                                                  --                 --

Shareholders' deficit:
    Convertible preferred stock, $.001 par value, authorized shares 20,000,000, issued and outstanding 63,836 shares at 1999 and
      1998; aggregate liquidation preference of $322 at 1999 and 1998                           1                  1
    Convertible preferred stock, $.001 par value, authorized shares
      1,500,000, issued and outstanding 800,000 shares at 1999 and
      1998; aggregate liquidation preference of $60 and $56 at 1999
      and 1998, respectively                                                                    1                  1
    Common stock, $.002 par value, authorized 25,000,000 shares, issued and outstanding 18,633,774 and 17,982,814 shares at 1999
      and 1998, respectively                                                                   37                 35
    Additional paid-in capital                                                             42,356             42,361
    Accumulated deficit                                                                   (99,614)           (93,121)
    Treasury stock, 605,554 shares of common stock, at par value,
       at 1999 and 1998                                                                        (1)                (1)
                                                                                         --------           --------
           Total shareholders' deficit                                                    (57,220)           (50,724)
                                                                                         --------           --------
           Total liabilities and shareholders' deficit                                   $  4,844           $  5,340
                                                                                         ========           ========


The accompanying notes are an integral part of these financial statements.



                                    5 of 17

                            RX MEDICAL SERVICES CORP.

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                  Six Months Ended June 30,
                                                                           ----------------------------------------
                                                                                1999                   1998
                                                                           -----------------     ------------------
                                                                             (Unaudited)            (Unaudited)
Cash flows from operating activities:
    Net loss                                                                    $(6,493)            $(4,631)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                 126                 115
      Provision for bad debts                                                       751                 477
      Loss on sales of property and equipment                                        12                  --
      (Gain) loss on settlement of liabilities                                      184                (150)
      Changes in operating assets and liabilities, net of effects of acquisition:
          (Increase) decrease in accounts receivable                               (255)                221
          Increase in inventories                                                  (101)                 (7)
          Increase in other assets                                                  (50)               (199)
          Increase in accounts payable and accrued liabilities                      574               1,780
          Increase (decrease) in accrued liabilities - related party                  8                (448)
          Change in discontinued operations                                          --                 (50)
                                                                                -------             -------
              Net cash used in operating activities                              (5,244)             (2,892)
                                                                                -------             -------
Cash flows from investing activities:
    Acquisition of property and equipment                                           (20)                (64)
                                                                                -------             -------
              Net cash used in investing activities                                 (20)                (64)
                                                                                -------             -------
Cash flows from financing activities:
    Proceeds from notes payable and long-term debt - related party                5,494               2,964
    Payments on notes payable, long-term debt and obligations under
      capital leases                                                                (24)                (35)
    Payments on notes payable, long-term debt and obligations under
      capital leases - related party                                                (71)                (12)
                                                                                -------             -------
              Net cash provided by financing activities                           5,399               2,917
                                                                                -------             -------
Net decrease in cash                                                                135                 (39)

Cash - beginning of period                                                           22                 110
                                                                                -------             -------
Cash - end of period                                                            $   157             $    71
                                                                                =======             =======






(Continued)



                                    6 of 17

                            RX MEDICAL SERVICES CORP.
                Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)


                                                                                                 Six Months Ended June 30,
                                                                                         -----------------------------------------
                                                                                               1999                   1998
                                                                                         ------------------     ------------------
                                                                                            (Unaudited)            (Unaudited)
The following is supplementary information relating to the consolidated statement of cash flows:
Noncash investing and financing activities:
    Equipment purchased under capital leases                                                      $ --                 $242
                                                                                                  ====                 ====
    Common stock issued for payment of dividends in arrears                                       $ 56                 $600
                                                                                                  ====                 ====



 For the six months ended June 30, 1999 and 1998, interest paid, including interest on obligations under capitalized leases was $4,083 and $3,949, respectively. No income taxes were paid during these periods.

The accompanying notes are an integral part of these financial statements.



                                    7 of 17

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

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $58.0 million at June 30, 1999, is in default with respect to certain indebtedness and there are uncertainties regarding the Company's compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is dependent on the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. and its affiliates (the "Financing Source") ("Related Party") or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached operational profitability, it has several plans of action in progress to improve profitability, as well as, cash flow. The Company intends to reorganize the hospital ownership and management business and attempt to sustain the biological product distribution business.

As mentioned above, the Company's intends to reorganize the hospital ownership and management line of business. This line of business has incurred and is anticipated to continue to incur significant operating losses due to a reduction in patient services eligible for reimbursement and reimbursement rates from third party payors, such as Medicare and Medicaid. The Company anticipates entering into individual agreements to sell each of the hospitals it operates


                                    8 of 17

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


but there can be no assurance that suitable candidates can be found or that the sales can be negotiated on terms acceptable or economically feasible to the Company. If the Company can not find suitable candidates to sell its hospitals to, the Company may have to or could be forced to close the remaining hospitals it operates.

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

The following table reflects the computation of the basic and diluted net loss per common share:

                                                                  Three Months Ended June 30,
                                             ----------------------------------------------------------------------
                                                           1999                                1998
                                             ----------------------------------  ----------------------------------
                                                                  Per-Share                          Per-Share
                                                 Amount            Amount            Amount            Amount
                                             ----------------  ----------------  ---------------  -----------------
Loss from continuing operations                $ (3,374)            $(0.18)          $ (2,937)          $(0.31)
Dividends on preferred stock                        (30)             (0.01)               (60)           (0.01)
                                               --------              -----           --------            -----

Loss available to common
  shareholders'                                  (3,404)             (0.19)            (2,997)           (0.32)
Gain from discontinued operations                    --                 --                 31             0.01
                                               --------              -----           --------            -----
Net loss                                       $ (3,404)            $(0.19)          $ (2,966)          $(0.31)
                                               ========              =====           ========            =====

Weighted average common
  shares outstanding                             18,226                                 9,679
                                               ========                              ========


                                    9 of 17

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                                   Six Months Ended June 30,
                                             ----------------------------------------------------------------------
                                                           1999                                1998
                                             ----------------------------------  ----------------------------------
                                                                  Per-Share                          Per-Share
                                                 Amount            Amount            Amount            Amount
                                             ----------------  ----------------  ---------------  -----------------

Loss from continuing operations                $ (6,493)            $(0.35)          $ (4,705)          $(0.50)
Dividends on preferred stock                        (60)             (0.01)              (120)           (0.01)
                                               --------              -----           --------            -----
Loss available to common
  shareholders'                                  (6,553)             (0.36)            (4,825)           (0.51)
Gain from discontinued operations                    --                 --                 74             0.01
                                               --------              -----           --------            -----
Net loss                                       $ (6.553)            $(0.36)          $ (4,751)          $(0.50)
                                               ========              =====           ========            =====
Weighted average common
  shares outstanding                             18,105                                 9,423
                                               ========                              ========


Note 3 - Notes Payable - Related Party

At June 30, 1999, notes payable included approximately $52.7 million due to the Financing Source ("Related Party"), through which the Company has obtained financing collateralized by certain accounts receivable, real estate and equipment.

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


                                    10 of 17

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

The following table presents information on the Company's two business segments for the six months ended June 30, 1999 (in thousands):

                                     Hospitals and
                                        Medical             Biological
                                        Clinics              Products             Corporate              Total
                                   ------------------   -------------------   ------------------   ------------------
Revenues                                 $ 5,902               $   467              $    --               $ 6,369

Operating profit (loss)                  $(1,850)              $    91              $  (526)              $(2,285)

Capital expenditures
 (including capital leases)              $     1               $    --              $    --               $     1

 Depreciation and
   amortization expense                  $   115               $     3              $     8               $   126

Identifiable assets at
  end of period                          $ 4,521               $   274              $    49               $ 4,844





                                    11 of 17

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



The following table presents information on the Company's two business segments for the six months ended June 30, 1998 (in thousands):

                                     Hospitals and
                                        Medical             Biological
                                        Clinics              Products             Corporate              Total
                                   ------------------   -------------------   ------------------   ------------------
Revenues                                 $ 8,456               $   468              $    --               $ 8,924

Operating profit (loss)                  $  (649)              $    13              $  (662)              $(1,298)

Capital expenditures
 (including capital leases)              $   306               $    --              $    --               $   306

 Depreciation and
   amortization expense                  $    97               $     2              $    16               $   115

Identifiable assets at
  end of period                          $ 6,044               $    27              $    63               $ 6,134






                                    12 of 17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS:

Revenues from hospitals and medical clinics for the three months ended June 30, 1999 were $2.7 million compared to $3.8 million for the three months ended June 30, 1998. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at the Dickenson County Medical Center ("DCMC") which resulted in a decrease of revenues of approximately $0.7 million, and (b) a cumulative decrease at other Company hospital and medical clinics of approximately $0.4 million.

Revenues from the distribution of biological products for the three months ended June 30, 1999 were $0.3 million compared to $0.4 million for the three months ended June 30, 1998. This decrease in revenues is primarily due to a temporary shortage of biological product being shipped by the Company's most significant supplier.

Costs and expenses decreased 18% to $4.3 million for the three months ended June 30, 1999 from $5.3 million for the three months ended June 30, 1998. Of these 1999 expenses, hospital management operations accounted for $3.9 million, biological product distribution accounted for $0.2 million, and the corporate expenses of the Company were $0.2 million. The decrease in costs and expenses is primarily the result of (a) a decrease in patient services provided at DCMC resulting in a decrease of costs and expenses of approximately $0.4 million; (b) a decrease in patient services at the Pittsburgh Specialty Hospital ("PHP") resulting in a decrease of costs and expenses of approximately $0.1 million, and
(c) a cumulative decrease at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $0.4 million.

Interest expense increased 8% to $2.1 million for the three months ended June 30, 1999 from $1.9 million for the three months ended June 30, 1998. This increase is due to a higher level of borrowings from the Financing Source ("Related Party"). (see "Financial Condition, Liquidity, and Capital Resources" below).

SIX MONTHS:

Revenues from hospitals and medical clinics for the six months ended June 30, 1999 were $5.9 million compared to $8.5 million for the six months ended June 30, 1998. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at DCMC which resulted in a decrease of revenues of approximately $1.7 million; (b) a decrease in patient services provided at PHP which resulted in a decrease of revenues of approximately $0.3 million and (c) a cumulative decrease at other Company hospital and medical clinics of approximately $0.6 million.



                                    13 of 17

Revenues from the distribution of biological products for the six months ended June 30, 1999 and June 30, 1998 were $0.4 million. Revenues for the six months ended June 30, 1999 would have increased over the same period in 1998 in not for a temporary shortage of biological product being shipped by the Company's most significant supplier.

Costs and expenses decreased 15% to $8.7 million for the six months ended June 30, 1999 from $10.2 million for the six months ended June 30, 1998. Of these 1999 expenses, hospital management operations accounted for $7.8 million, biological product distribution accounted for $0.4 million, and the corporate expenses of the Company were $0.5 million. The decrease in costs and expenses is primarily the result of (a) a decrease in patient services provided at DCMC resulting in a decrease of costs and expenses of approximately $0.8 million; (b) a decrease in patient services at PHP resulting in a decrease of costs and expenses of approximately $0.3 million, and (c) a cumulative decrease at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $0.4 million.

Interest expense increased 12% to $4.1 million for the six months ended June 30, 1999 from $3.7 million for the six months ended June 30, 1998. This increase is due to a higher level of borrowings from the Financing Source ("Related Party"). (see "Financial Condition, Liquidity, and Capital Resources" below).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

During the six months ended June 30, 1999, the Company's working capital deficit increased by approximately $6.4 million to $58.0 million. This increase in the working capital deficit was primarily due to a $5.5 million increase in the level of funding from the Financing Source ("Related Party"), as well as, operating losses. Through June 30, 1999, the Company's ability to continue as a going concern is dependent on the continued funding of its operations by the Financing Source ("Related Party"). Without this funding, the Company's ability to operate its business would be adversely impacted. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Financing Source ("Related Party"), or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source ("Related Party") are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's current operations (i.e. hospital management and biological product distribution) are presently being funded through financing agreements with the Financing Source ("Related Party") and the Company's various operating facilities. Financing agreements exist between the Financing Source ("Related Party"), the Company and five of the Company's operating subsidiaries.

While the Company has not yet reached profitability operationally, it has several plans of action in progress designed to improve profitability, as well as, cash flow. The Company intends reorganize the hospital operation and management business and attempt to sustain the biological product distribution business. The Company is also looking to expand its presence, through joint



                                    14 of 17
ventures and/or acquisitions, into new markets in related health care businesses with perceived growth potential. There can be no assurance, however, that the Company will achieve these strategic objectives.

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



                                    15 of 17

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



                                    16 of 17

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rx MEDICAL SERVICES CORP.



By:      /s/ MICHAEL L. GOLDBERG
         ----------------------------
         Michael L. Goldberg
         Chief Executive Officer

Date:    June 12, 2001





                                    17 of 17