Form 10-Q
period 1999-09-30
RX MEDICAL SERVICES CORP
filed 2001-06-12
CIK 868825

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission File Number 1-10963


                            RX MEDICAL SERVICES CORP.
 -----------------------------------------------------------------------------
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

                                 (954) 462-1711
  -----------------------------------------------------------------------------
               (Registrant's telephone number including area code)


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


                                    1 of 17

                            RX MEDICAL SERVICES CORP.

                                    FORM 10-Q

                      Nine Months Ended September 30, 1999

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



                                    2 of 17

PART I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

                            RX MEDICAL SERVICES CORP.
                      Consolidated Statements of Operations
                 (Dollars in thousands except per share amounts)


                                                     Three Months Ended September 30,           Nine Months Ended September 30,
                                                  ---------------------------------------   --------------------------------------
                                                        1999                  1998                1999                  1998
                                                  ------------------    -----------------   -----------------     ----------------
                                                       (Unaudited)          (Unaudited)         (Unaudited)           (Unaudited)
Revenues:
    Hospitals and medical clinics                         $  2,722            $  3,776            $  8,623            $ 12,232
    Biological products                                        196                 424                 664                 892
                                                          --------            --------            --------            --------
                                                             2,918               4,200               9,287              13,124
                                                          --------            --------            --------            --------
Costs and expenses:
    Compensation and benefits                                2,130               2,331               6,585               7,183
    Biological products                                        142                 224                 415                 572
    Supplies                                                   258                 513                 880               1,411
    Fees for services                                          320                 580                 915               1,964
    Bad debts                                                  525                 507               1,275                 984
    Depreciation and amortization                               61                  63                 187                 179
    Occupancy                                                  141                 187                 454                 543
    Occupancy-related party                                    241                 241                 722                 722
    Equipment rental and maintenance                            97                  90                 314                 304
    Equipment rental-related party                              46                  46                 137                 137
    Other                                                      292                 456               1,022               1,462
                                                          --------            --------            --------            --------
                                                             4,253               5,238              12,906              15,461
                                                          --------            --------            --------            --------
Operating loss                                              (1,335)             (1,038)             (3,619)             (2,337)

Other income (expense):
    Interest                                                   (29)                (43)                (78)               (230)
    Interest - related party                                (2,243)             (1,942)             (6,287)             (5,415)
    Loss on sale or abandonment of assets                     (145)                 --                (145)                 --
    Gain (loss) on settlement of liabilities                    --                (200)               (184)                (50)
    Other income                                                18                  36                  86                 139
                                                          --------            --------            --------            --------
                                                            (2,399)             (2,149)             (6,608)             (5,556)
                                                          --------            --------            --------            --------
Loss from continuing operations                             (3,734)             (3,187)            (10,227)             (7,893)

Gain from discontinued operations                               --                  31                  --                 105

Extraordinary item:
 Gain on settlement of indebtedness                             --               3,195                  --               3,195
                                                          --------            --------            --------            --------
Net loss                                                  $ (3,734)           $     39            $(10,227)           $ (4,593)
                                                          ========            ========            ========            ========

Basic and diluted net loss per common share:
    Loss from continuing operations                       $  (0.20)           $  (0.20)           $  (0.56)           $  (0.68)
    Gain from discontinued operations                           --                0.01                  --                0.01
    Gain on settlement of indebtedness                          --                0.19                  --                0.27
                                                          --------            --------            --------            --------
    Basic and diluted net loss per common share           $  (0.20)           $     --            $  (0.56)           $  (0.40)
                                                          ========            ========            ========            ========

The accompanying notes are an integral part of these financial statements.



                                    3 of 17

                            RX MEDICAL SERVICES CORP.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                          September 30,           December 31,
                                                                              1999                   1998
                                                                        ------------------     ------------------
                                                                           (Unaudited)
Assets:
    Current assets:
      Cash                                                                        $    82            $    22
      Accounts receivable (less allowance for doubtful accounts of
        $3,147 and $3,488 at 1999 and 1998, respectively)                           2,335              2,994
      Inventories                                                                     401                379
      Other                                                                            68                194
                                                                                  -------            -------
           Total current assets                                                     2,886              3,589
                                                                                  -------            -------
    Property and equipment, at cost
      Land and buildings                                                              713                713
      Equipment                                                                     1,175              1,255
      Furniture, fixtures and improvements                                             99                183
                                                                                  -------            -------
                                                                                    1,987              2,151

      Less: accumulated depreciation and amortization                                (604)              (534)
                                                                                  -------            -------
                                                                                    1,383              1,617

    Other assets (less allowance for doubtful accounts of $263 at 1998)                42                134
                                                                                  -------            -------
           Total assets                                                           $ 4,311            $ 5,340
                                                                                  =======            =======

The accompanying notes are an integral part of these financial statements.



                                    4 of 17

                            RX MEDICAL SERVICES CORP.
                     Consolidated Balance Sheets (continued)
                             (Dollars in thousands)

                                                                                        September 30,          December 31,
                                                                                            1999                   1998
                                                                                      ------------------     -----------------
                                                                                         (Unaudited)
Liabilities and shareholders' deficit:
    Current liabilities:
      Notes payable                                                                       $      35            $      20
      Notes payable - related party                                                          54,949               47,169
      Accounts payable                                                                        6,169                5,772
      Accrued liabilities                                                                       946                  885
      Accrued liabilities - related party                                                       131                  105
      Accrued compensation, benefits and related taxes                                        1,255                1,040
      Current portion of long-term debt                                                          25                   25
      Current portion of long-term debt - related party                                         156                   87
      Current portion of capital lease obligations                                               59                   75
      Current portion of capital lease obligations-related party                                 59                   55
                                                                                          ---------            ---------
           Total current liabilities                                                         63,784               55,233

    Long-term liabilities:
      Long-term debt                                                                            158                  177
      Long-term debt - related party                                                          1,216                  461
      Obligations under capital leases                                                           35                   42
      Obligations under capital leases-related party                                            102                  151
                                                                                          ---------            ---------
           Total long-term liabilities                                                        1,511                  831
                                                                                          ---------            ---------
           Total liabilities                                                                 65,295               56,064
                                                                                          ---------            ---------
Commitments and contingencies                                                                    --                   --

Shareholders' deficit:
    Convertible preferred stock, $.001 par value, authorized shares 20,000,000, issued and outstanding 63,836 shares at 1999 and
      1998; aggregate liquidation preference of $322 at 1999 and 1998                             1                    1
    Convertible preferred stock, $.001 par value, authorized shares
       1,500,000, issued and outstanding 800,000 shares at 1999 and
      1998; aggregate liquidation preference of $90 and $56 at 1999
      and 1998, respectively                                                                      1                    1
    Common stock, $.002 par value, authorized 25,000,000 shares, issued and outstanding 18,633,774 and 17,982,814 shares at 1999
      and 1998, respectively                                                                     37                   35
    Additional paid-in capital                                                               42,326               42,361
    Accumulated deficit                                                                    (103,348)             (93,121)
    Treasury stock, 605,554 shares of common stock, at par value,
       at 1999 and 1998                                                                          (1)                  (1)
                                                                                          ---------            ---------
           Total shareholders' deficit                                                      (60,984)             (50,724)
                                                                                          ---------            ---------

           Total liabilities and shareholders' deficit                                    $   4,311            $   5,340
                                                                                          =========            =========



The accompanying notes are an integral part of these financial statements.



                                    5 of 17

                            RX MEDICAL SERVICES CORP.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                Nine Months Ended September 30,
                                                                             -------------------------------------
                                                                                   1999               1998
                                                                             ------------------ ------------------
                                                                                (Unaudited)            (Unaudited)
Cash flows from operating activities:
    Net loss                                                                   $(10,227)           $ (4,593)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                 187                 179
      Provision for bad debts                                                     1,275                 984
      Loss on sales and abandonment of property and equipment                       157                  --
      (Gain) loss on settlement of liabilities                                      184                (150)
      Gain on setlement of indebtedness                                              --              (3,195)
      Changes in operating assets and liabilities, net of effects of acquisition:
          (Increase) decrease in accounts receivable                               (615)                (26)
          Increase in inventories                                                   (38)                 92
          Increase in other assets                                                  (16)               (200)
          Increase in accounts payable and accrued liabilities                      640               1,556
          Increase (decrease) in accrued liabilities - related party                 26                (556)
          Change in discontinued operations                                          --                 (75)
                                                                               --------            --------
              Net cash used in operating activities                              (8,427)             (5,984)
                                                                               --------            --------
Cash flows from investing activities:
    Acquisition of property and equipment                                           (35)                (70)
                                                                               --------            --------
              Net cash used in investing activities                                 (35)                (70)
                                                                               --------            --------
Cash flows from financing activities:
    Proceeds from notes payable and long-term debt - related party                8,667               6,004
    Payments on notes payable, long-term debt and obligations under
      capital leases                                                                (36)               (633)
    Payments on notes payable, long-term debt and obligations under
      capital leases - related party                                               (109)                (24)
    Proceeds from the sale of preferred stock                                        --                 800
                                                                               --------            --------
              Net cash provided by financing activities                           8,522               6,147
                                                                               --------            --------
Net decrease in cash                                                                 60                  93

Cash - beginning of period                                                           22                 110
                                                                               --------            --------
Cash - end of period                                                           $     82            $    203
                                                                               ========            ========




(Continued)




                                    6 of 17

                            RX MEDICAL SERVICES CORP.
                Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)

                                                                             Nine Months Ended September 30,
                                                                         ----------------------------------------
                                                                              1999                   1998
                                                                         -----------------     ------------------
                                                                           (Unaudited)            (Unaudited)
The following is supplementary information relating to the consolidated statement of cash flows:

Noncash investing and financing activities:
    Equipment purchased under capital leases                                         $  --              $263
                                                                                     =====              ====
    Common stock issued for payment of dividends in arrears                          $  56              $600
                                                                                     =====              ====
    Common stock issued to reduce note payable -related party                        $  --              $800
                                                                                     =====              ====


For the nine months ended September 30, 1999 and 1998, interest paid, including interest on obligations under capitalized leases was $6,352 and $6,566, respectively. No income taxes were paid during these periods.

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

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $60.9 million at September 30, 1999, is in default with respect to certain indebtedness and there are uncertainties regarding the Company's compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is dependent on the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. and its affiliates (the "Financing Source") ("Related Party") or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached operational profitability, it has several plans of action in progress designed to improve profitability, as well as, cash flow. The Company intends to reorganize the hospital ownership and management business and attempt to sustain the biological product distribution business.

As mentioned above, the Company intends to reorganize the hospital ownership and management line of business. This line of business has incurred and is anticipated to continue to incur significant operating losses due to a reduction in patient services eligible for reimbursement and reimbursement rates from third party payors, such as Medicare and Medicaid. The Company anticipates



                                    8 of 17

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


entering into individual agreements to sell each of the hospitals it operates but there can be no assurance that suitable candidates can be found or that the sales can be negotiated on terms acceptable or economically feasible to the Company. If the Company can not find suitable candidates to sell its hospitals to, the Company may have to or could be forced to close the remaining hospitals it operates.

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

The following table reflects the computation of the basic and diluted net loss net common share:

                                                               Three Months Ended September 30,
                                             ----------------------------------------------------------------------
                                                           1999                                1998
                                             ----------------------------------  ----------------------------------
                                                                  Per-Share                          Per-Share
                                                 Amount            Amount            Amount            Amount
                                             ----------------  ----------------  ---------------  -----------------
Loss from continuing operations                 $ (3,734)           $(0.19)           $ (3,187)          $(0.27)
Dividends on preferred stock                         (30)            (0.01)                (25)           (0.01)
                                                --------             -----            --------            -----

Loss available to common
  shareholders'                                   (3,764)            (0.20)             (3,212)           (0.28)
Gain from discontinued operations                     --                --                  31             0.01
Gain on settlement of indebtedness                    --                --               3,195             0.19
                                                --------             -----            --------            -----
Net loss                                        $ (3,764)           $(0.20)           $     14           $(0.00)
                                                ========             =====            ========            =====
Weighted average common
  shares outstanding                              18,634                                16,408
                                                ========                              ========


                                    9 of 17

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                                Nine Months Ended September 30,
                                             ----------------------------------------------------------------------
                                                           1999                                1998
                                             ----------------------------------  ----------------------------------
                                                                  Per-Share                          Per-Share
                                                 Amount            Amount            Amount            Amount
                                             ----------------  ----------------  ---------------  -----------------
Loss from continuing operations                 $(10,227)           $(0.55)          $ (7,893)           $(0.67)
Dividends on preferred stock                         (90)            (0.01)              (145)            (0.01)
                                                --------             -----           --------             -----
Loss available to common
  shareholders'                                  (10,317)            (0.56)            (8,038)            (0.68)
Gain from discontinued operations                     --                --                105              0.01

Gain on settlement of indebtedness                    --                --              3,195              0.27
                                                --------             -----           --------             -----
Net loss                                        $(10,317)           $(0.56)          $ (4,738)           $(0.40)
                                                ========             =====           ========             =====
Weighted average common
  shares outstanding                              18,283                               11,777
                                                ========                             ========

Note 3 - Notes Payable - Related Party

At September 30, 1999, notes payable included approximately $54.9 million due to the Financing Source ("Related Party"), through which the Company has obtained financing collateralized by certain accounts receivable, real estate and equipment.

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

The following table presents information on the Company's two business segments for the nine months ended September 30, 1999 (in thousands):

                                     Hospitals and
                                        Medical             Biological
                                        Clinics              Products             Corporate              Total
                                   ------------------   -------------------   ------------------   ------------------
Revenues                               $ 8,623               $   664              $    --               $ 9,287

Operating profit (loss)                $(2,916)              $    91              $  (794)              $(3,619)

Capital expenditures
 (including capital leases)            $    15               $    --              $    --               $    15

 Depreciation and
   amortization expense                $   174               $     4              $     9               $   187

Identifiable assets at
  end of period                        $ 4,142               $   126              $    43               $ 4,311



                                    11 of 17

                            Rx MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



The following table presents information on the Company's two business segments for the nine months ended September 30, 1998 (in thousands):

                                     Hospitals and
                                        Medical             Biological
                                        Clinics              Products             Corporate              Total
                                   ------------------   -------------------   ------------------   ------------------
Revenues                              $ 12,232               $    892              $     --               $ 13,124

Operating profit (loss)               $ (1,513)              $    158              $   (982)              $ (2,337)

Capital expenditures
 (including capital leases)           $    333               $     --              $     --               $    333

 Depreciation and
   amortization expense               $    155               $      3              $     21               $    179

Identifiable assets at
  end of period                       $  5,664               $     27              $    183               $  5.874






                                    12 of 17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS:

Revenues from hospitals and medical clinics for the three months ended September 30, 1999 were $2.7 million compared to $3.8 million for the three months ended September 30, 1998. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at the Dickenson County Medical Center ("DCMC") which resulted in a decrease of revenues of approximately $0.7 million, (b) a decrease in patient services provided at the Pittsburgh Specialty Hospital ("PHP") which resulted in a decrease of revenues of approximately $0.2 million and (b) a cumulative decrease at other Company hospital and medical clinics of approximately $0.2 million.

Revenues from the distribution of biological products for the three months ended September 30, 1999 were $0.2 million compared to $0.4 million for the three months ended September 30, 1998. This decrease in revenues is primarily due to a temporary shortage of biological product being shipped by the Company's most significant supplier.

Costs and expenses decreased 21% to $4.3 million for the three months ended September 30, 1999 from $5.2 million for the three months ended September 30, 1998. Of these 1999 expenses, hospital management operations accounted for $3.8 million, biological product distribution accounted for $0.2 million, and the corporate expenses of the Company were $0.3 million. The decrease in costs and expenses is primarily the result of (a) a decrease in patient services provided at DCMC resulting in a decrease of costs and expenses of approximately $0.4 million; (b) a decrease in patient services at PHP resulting in a decrease of costs and expenses of approximately $0.2 million, and (c) a cumulative decrease at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $0.3 million.

Interest expense increased 16% to $2.2 million for the three months ended September 30, 1999 from $1.9 million for the three months ended September 30, 1998. This increase is due to a higher level of borrowings from the Financing Source ("Related Party"). (see "Financial Condition, Liquidity, and Capital Resources" below).

NINE MONTHS:

Revenues from hospitals and medical clinics for the nine months ended September 30, 1999 were $8.6 million compared to $12.2 million for the nine months ended September 30, 1998. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at DCMC which resulted in a decrease of revenues of approximately $2.4 million; (b) a decrease in patient services provided at PHP which resulted in a decrease of revenues of approximately $0.5 million and (c) a cumulative decrease at other Company hospital and medical clinics of approximately $0.7 million.



                                    13 of 17

Revenues from the distribution of biological products for the nine months ended September 30, 1999 were $0.7 million compared to $0.9 million for the nine months ended September 30, 1998. This decrease in revenues is primarily due to a temporary shortage of biological product being shipped by the Company's most significant supplier.

Costs and expenses decreased 20% to $12.9 million for the nine months ended September 30, 1999 from $15.5 million for the nine months ended September 30, 1998. Of these 1999 expenses, hospital management operations accounted for $11.5 million, biological product distribution accounted for $0.6 million, and the corporate expenses of the Company were $0.8 million. The decrease in costs and expenses is primarily the result of (a) a decrease in patient services provided at DCMC resulting in a decrease of costs and expenses of approximately $1.3 million; (b) a decrease in patient services at PHP resulting in a decrease of costs and expenses of approximately $0.5 million, and (c) a cumulative decrease at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $0.8 million.

Interest expense increased 14% to $6.4 million for the nine months ended September 30, 1999 from $5.6 million for the nine months ended September 30, 1998. This increase is due to a higher level of borrowings from the Financing Source ("Related Party"). (see "Financial Condition, Liquidity, and Capital Resources" below).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

During the nine months ended September 30, 1999, the Company's working capital deficit increased by approximately $9.3 million to $60.9 million. This increase in the working capital deficit was primarily due to a $7.8 million increase in the level of funding from the Financing Source ("Related Party"), as well as, operating losses. Through September 30, 1999, the Company's ability to continue as a going concern is dependent on the continued funding of its operations by the Financing Source ("Related Party"). Without this funding, the Company's ability to operate its business would be adversely impacted. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Financing Source ("Related Party"), or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source ("Related Party") are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's current operations (i.e. hospital management and biological product distribution) are presently being funded through financing agreements with the Financing Source ("Related Party") and the Company's various operating facilities. Financing agreements exist between the Financing Source ("Related Party"), the Company and five of the Company's operating subsidiaries.



                                    14 of 17

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

YEAR 2000 COMPLIANCE

See Note 4 - Commitments and Contingencies in Item 1 Financial Statements.

GOING CONCERN

The reports of the independent auditors of the Company on its 1998, 1997 and 1996 consolidated financial statements express substantial doubt about the Company's ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency, delinquencies and defaults on its accounts payable and other outstanding liabilities, litigation, as well as, to the uncertainty of the Company's compliance with certain Medicare and state statutes and regulations. As of January 1, 1995, the Company was unable to comply with certain provisions of the OBRA 1993 amendments to the Stark Act, as well as, certain similar state statutes. Although the Company has not been the subject of, and is not currently the subject of, any administrative proceedings concerning violations of federal or state self-referral statutes or regulations, in the event that the Company is found to have violated such statutes and regulations, it could be subject to cumulative fines and penalties and could also be required to make refunds, which may aggregate up to approximately $50.0 million. The Company believes, however, that due to the filing of the Chapter 7 bankruptcy petition for Manatee, the Company's subsidiary the operated the medical diagnostic services business segment, in April 1996, the likelihood of such enforcement actions occurring is remote.

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