Form 10-K405
period 1999-12-31
RX MEDICAL SERVICES CORP
filed 2002-04-01
CIK 868825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _________________.

                         Commission file number: 1-10963

                            RX MEDICAL SERVICES CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Nevada                                                                         No. 87-0436782
---------------------------------------------                                      -----------------------------------
(State or other jurisdiction of incorporation                                     (I.R.S. Employer Identification No.)
        incorporation)


888 East Las Olas Boulevard - Suite 210, Ft. Lauderdale, Florida   33301                   (954) 462-1711
---------------------------------------------------------------- --------         -------------------------------
(Address of principal executive offices)                         (Zip Code)        (Registrant's telephone number,
                                                                                          including area code)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.002 PAR VALUE                                                                     NONE
-----------------------------------------------------------------------         -----------------------------------
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (determined on the basis of the closing price of Registrant's Common Stock on the OTC Electronic Bulletin Board on February 19, 2002) was $191,966.

As of February 19, 2002, Registrant had 23,145,034 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

Rx Medical Services Corp. (the "Company") is a holding company, which through its subsidiaries, is a provider of healthcare services in the United States. At December 31, 1999, the Company was engaged in two healthcare businesses: the operation of hospitals and clinics located in rural markets in the southeast, and the distribution of biological products.

The hospital management operation is conducted through the Company's wholly-owned subsidiary, Consolidated Health Corporation of Mississippi, Inc., a Mississippi corporation which the Company acquired in July 1995 through a merger transaction, and its subsidiaries ("CHC"). At December 31, 1999, CHC, via a wholly owned subsidiary, operated one hospital and one medical clinic in Virginia, with 50 licensed hospital beds.

The biological product distribution operation, is conducted through BioSource Corporation ("BSC"), which is majority owned by a Florida corporation that is a wholly-owned subsidiary of the Company. BSC is engaged in the business of distributing, on a wholesale basis, biological and biotech products. The Company intends to wind down this line of business as a result of not being able to obtain a steady supply of product from manufacturers.

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

Effective December 30, 1999, CHC sold the assets of Pittsburgh Specialty
Hospital.

RECENT DEVELOPMENTS: The Company's strategy is to continue to reorganize the hospital ownership and management business.

With respect to its hospital ownership and management business, it is the Company's intention to continue reorganizing this line of business. This line of business has and currently is incurring significant operating losses due to a reduction in patient services eligible for reimbursement and reimbursement rates from third party payors, such as Medicare and Medicaid. The Company anticipates entering into an individual agreement to sell or to close the hospital it currently operates while looking to expand its presence, through joint ventures and/or acquisitions, into new markets with perceived potential. There can be no assurance that a suitable candidate can be found to acquire the Company's hospital or that a sale can be negotiated on terms acceptable or economically feasible to the Company. If the Company can not find a suitable candidate to acquire its hospital, the Company may have to or could be forced to close the remaining hospital it operates. There also can be no assurance that suitable joint venture and/or acquisition candidates can be found, that joint ventures and/or acquisitions can be negotiated on acceptable terms, that adequate financing can be obtained or that the operations of acquired businesses can be effectively or profitably integrated into the Company's existing operations.

BUSINESS SEGMENTS

HOSPITAL MANAGEMENT

On April 30, 1996, one month following the acquisition of Dickenson County Medical Center by the Financing Source - National Century Financial Enterprises, Inc. ("Related Party"), the bankruptcy court entered an order rejecting all executory contracts, including Dickenson County Medical Center's Medicare provider contract. This occurred without the knowledge or consent of CHC or the purchaser of the facility, and has resulted in the denial of Medicare claims from that facility for the period from March 30, 1996 through June 2, 1996, amounting to $793,856. CHC requested the Health Care Financing Administration ("HCFA") to reconsider its decision to issue a new provider agreement effective June 3, 1996 and to revise the effective date of the agreement to March 30, 1996, or, alternatively, May 1, 1996. In June 1999, a settlement agreement was reached between the parties that revised the effective date of the provider agreements to May 1, 1996, and this allowed the Dickenson County Medical Center to re-bill and collect on the claims previously submitted and rejected by the HCFA during the time period mentioned above.

Effective August 31, 1999, CHC ceased operations at the Smith County General Hospital due to continued lack of financial performance.

Effective December 30, 1999, CHC sold the assets of Pittsburgh Specialty
Hospital.

The following table sets forth the name of each of CHC's hospitals and its locations, number of licensed beds and whether the hospital is owned, leased or managed as of December 31, 1999:


                                                                      Number Of
          Name                               Location              Licensed Beds        Owned, Managed Or Leased
------------------------------------   -----------------------    ------------------    ----------------------------
Dickenson County Medical
  Center                                   Clintwood, VA                 50                       Leased


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

SOURCES OF REVENUES

Hospital revenues are received primarily from three categories of payors: private payors (primarily private insurance), the federal government under the Medicare program and state governments under their respective Medicaid programs. The following table sets forth the percentages of net operating revenues received by CHC's hospitals from each category of payor for the year ended December 31, 1999:

         Medicare and Medicaid......................................... 56%
         Private and other sources..................................... 44%

The Medicare and Medicaid reimbursement programs have been changed by legislative and regulatory actions many times since their inception. The changes have usually reduced the rate of growth in reimbursement payments and placed a greater administrative burden on hospitals and other providers of healthcare services. Although the Company will attempt to offset the reduction in reimbursement rates under Medicare and Medicaid and the additional administrative burdens imposed by applicable laws and regulations there can be no assurance that the Company's profitability will not be adversely affected. (see "Business Segments - Hospital Management" above for a description of a Medicare denial of claims at CHC's hospital).

EMPLOYEES AND MEDICAL STAFFS

CHC, at December 31, 1999, has approximately 202 full-time and part-time employees at its hospital, of which approximately 34% are nursing personnel (i.e. registered nurses, licensed vocational nurses and licensed practical nurses). Only the employees of the Dickenson County Medical Center in Clintwood, Virginia, are represented by a labor union. The union agreement pertaining to Dickenson County Medical Center has an anniversary date of September 20th and is renewable on a year-to-year basis thereafter unless either party, after due notice, desires to modify or terminate the agreement.

Physicians on the medical staff of CHC's hospital are generally not employees of CHC or its hospital; however, they utilize the hospital to serve and treat their patients. Physician staff members may also serve on the medical staffs of other hospitals and each may terminate his or her affiliation with CHC's hospital at any time.

DEPENDENCE ON HEALTHCARE PROFESSIONALS

CHC's hospital is dependent upon the physicians practicing in the communities served by CHC's hospital. A small number of physicians account for a significant portion of patient admissions at CHC's hospital. Changes in the healthcare industry may increase the competition for physicians specializing in primary care. There can be no assurance that, despite vigorous physician recruitment efforts, CHC's hospital will be able to recruit physicians successfully or to retain the loyalty of the physicians whose patient admissions are important to the hospital.

COMPETITION

Competition for patients among hospitals and other healthcare providers has intensified in recent years. During this period, hospital occupancy rates in the United States have declined as a result of cost containment pressures, changing technology, changes in regulations and reimbursement, the advent of managed care, changes in practice patterns from inpatient to outpatient treatment and other factors. The market in which CHC operates, there are other hospitals or facilities that provide inpatient and outpatient services comparable to those offered by CHC's hospital. Certain of these facilities may have greater financial resources and may offer a wider range of services than CHC's hospital. Even in the community in which CHC's hospital is the sole or dominant provider of acute care hospital services, CHC may face competition from hospitals and other healthcare providers in nearby communities. The competitive position of CHC's hospital will, in all likelihood, be affected by cost containment strategies imposed by the federal and state governments and other major purchasers of healthcare services.

HOSPITAL ACCREDITATION AND LICENSING

The Dickenson County Medical Center, at December 31, 1999, is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). With regard to accreditation by JCAHO, or the American Osteopathic Association, another accrediting body, it is CHC's intention to meet the requirements of the managed care contract providers for each of its hospitals. All hospitals, and the healthcare industry generally, are subject to extensive federal, state and local regulation relating to licensure, conduct of operations, billing and reimbursement, relationships with physicians, construction of new facilities, expansion or acquisition of existing facilities and the offering of new services. CHC's hospital is licensed by the department in the state in which the hospital is located. Federal and state agencies conduct periodic inspections to ensure that a hospital maintains adequate standards of medical care, equipment and cleanliness. Failure to comply with applicable laws and regulations could result in, among other things, the imposition of fines, temporary suspension of the ability to admit new patients to the facility or, in extreme circumstances, exclusion from participation in government healthcare reimbursement programs such as Medicare and Medicaid (from which the Company derives substantial revenues) or the revocation of facility licenses. The Company believes that it is in substantial compliance with all material regulations, although there is no assurance that CHC's hospital will be able to comply in the future and there can be no assurance that future regulatory changes will not have an adverse impact on the Company.

         CERTIFICATE OF NEED. Certificate of need regulations continue to control the development and expansion of healthcare services and facilities in the state in which CHC's hospital operates. These regulations generally require proper government approval for the expansion or acquisition of existing facilities, the construction of new facilities, the addition of new beds, the acquisition of major items of equipment and the introduction of new healthcare services. Failure to obtain necessary approval can result in the inability to complete a project, the imposition of civil and, in some cases, criminal sanctions, the inability to receive Medicare and Medicaid reimbursement and/or revocation of a facility's license.

FINANCIAL INFORMATION

The Company's net revenues from continuing operations, by business segment during the past three fiscal years, were as follows (in thousands):


                                                               Years Ended December 31,
                                                    --------------------------------------------
                                                     1999               1998              1997
                                                    -------            -------           -------
  Hospitals and Medical Clinics                     $12,077            $15,486           $19,627
  Biological Products                               $   732            $ 1,012           $   345

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

         CERTAIN COMPANY TRANSACTIONS. The Company's future development of joint ventures and other financial arrangements with physicians also could be adversely affected by the failure of such arrangements to comply with Antikickback Stautue, Stark Law, State Laws or similar laws adopted in the future. The Company has not been the subject of, and is not currently the subject of, any legal proceedings concerning violations of federal or state anti-kickback or self-referral laws.

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

         MEDICARE AND MEDICAID REIMBURSEMENT. The Company is dependent upon reimbursement from the Medicare and Medicaid programs. Future legislation adopted or proposed in Congress in connection with efforts to reduce the federal budget deficit could potentially have the effect of reducing, or limiting increases in, federal expenditures on the Medicare and Medicaid programs. Such legislation could have a material adverse effect on the Company.

DISCONTINUED OPERATIONS

Following the sale of its California clinical laboratory operations in August 1995, the Company, through its Manatee subsidiary, owned and operated eight clinical laboratories which analyzed human tissue, blood and other bodily fluids for the medical community. The Company's clinical laboratories serviced clients in the metropolitan areas surrounding Tampa, Miami, Orlando and Jacksonville, Florida and New Orleans, Louisiana. In addition, Manatee owned and operated an imaging center in Pinole, California which performed MRI's. Due to continuing unprofitability of Manatee, and intense pressure from certain of Manatee's creditors who were in the process of executing on previously obtained judgments, on April 4, 1996, Manatee filed a voluntary petition under Section 301 of Chapter 7 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et. seq. in the Bankruptcy Court for the Southern District of Florida (Case No. 96-21552 BKC-RBR). On April 10, 1996, John P. Barbee of Fort Lauderdale, Florida was appointed Trustee of the bankrupt estate. The bankruptcy filing forced the closing of all the Company's remaining clinical laboratory facilities in Florida (the assets of the New Orleans lab had been sold in January 1996 to another laboratory company in an arms-length transaction). The trustee in bankruptcy has assumed Manatee's position as general partner of the partnership that owns and operates the Pinole, California MRI center. The bankruptcy trustee is currently proceeding through the administrative process.

EMPLOYEES.

The Company has a total of approximately 202 employees, of whom approximately 195 are engaged in the operation of the Company's hospital management and biological product distribution businesses, and the remainder are engaged in administrative functions at the Company's Fort Lauderdale, Florida corporate headquarters.

ITEM 2. PROPERTIES

The Company's corporate headquarters are located in Fort Lauderdale, Florida, where it leases approximately 3,200 square feet at a monthly rental of $8,899 through September 2001. The Company renewed the lease at a monthly rental of $9,357 through September 2002. BSC leases premises, on a month-to-month basis, in Clearwater, Florida (1,000 square feet) for a monthly rental of $862. Dickenson County Medical Center also leases approximately 33,000 square feet at a monthly rental of $95,465 from the Related Party.

ITEM 3. LEGAL PROCEEDINGS

The Company, in March 1995, received from the U.S. Securities and Exchange Commission (the "Commission") a Formal Order Directing Private Investigation And Designating Officers To Take Testimony In The Matter of Rx Medical Services Corp., dated March 8, 1995. The Company has been advised by the Commission that the investigation is confidential and should not be construed as an indication by the Commission or its staff that any violation of law has occurred. No proceedings in furtherance of this investigation have occurred; however, no assurance can be given that this investigation will not be activated in the future.

In July 1998, an action was commenced against the Company in the Superior Court of California, County of Contra Costa, under the title NORTH BAY MRI ASSOCIATES
V. RX MEDICAL SERVICES CORP. (Case No. C 98-02610). The complaint stated many issues though the primary issue was that Rx Medical Services Corp. guaranteed the performance of a lease agreement entered into by a partnership of which a subsidiary of Manatee was a general partner. This subsidiary was included in voluntary bankruptcy petition of Manatee filed on April 4, 1996. The Company chose not to defend against this action and on October 20, 1998 a judgment by default was entered against the Company in the amount of $1,432,900. The Company has established a liability account for the full amount of the judgment. In February 2002, the Company settled with the plaintiffs in the amount of $80,000 cash and 210,000 shares of common stock from the Chief Executive Officer. The settlement is contingent upon the Company remaining solvent for 120 days subsequent to the settlement date.

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

In March 1997, the Company learned that the principals of BHR had conspired to violate the BHC agreements by entering into direct competition with the BSC and BHC-SC operations in Florida and California. In April 1997, the Company commenced an action in the Florida Circuit Court (Dade County) against BHR's new Florida operation seeking to enjoin BHR from stealing BSC's patients and for damages in an unspecified amount for breach of contract and tortious interference with BSC's business. In addition, in June 1997, the Company commenced an action in the Superior Court of California (Santa Clara County) seeking a dissolution of the BHC general partnership, an accounting of monies alleged to have been diverted by BHR from BHC for BHR's own use, and for damages for breach of contract. The actions of BHR that are the subject of the lawsuit in Florida significantly weakened the BSC operation in Florida. BHC ceased operations in the last quarter of 1997 as a result of the dispute between the BHC partners. This action was dismissed in connection with a global settlement reached between the parties effective May 1999. Based on the above facts the Company has provided a reserve equal to 100% of its investment in BHC.

On April 4, 1996, Manatee filed a voluntary petition under Section 301 of Chapter 7 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et. seq. in the Bankruptcy Court for the Southern District of Florida (Case No. 96-21552 BKC-RBR). On April 10, 1996, John P. Barbee of Fort Lauderdale, Florida was appointed trustee of the bankrupt estate. The bankruptcy trustee is currently proceeding through the administrative process.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not hold an annual meeting of its stockholders in 1999, 2000, or 2001.

EXECUTIVE OFFICERS

The executive officers of the Company as of December 31, 1999, are as follows:

           Name                            Age              Position
           ----                            ---              --------

           Michael L. Goldberg             50         Chairman of the Board and
                                                        Chief Executive Officer

           Randolph H. Speer               49         Director, President, and
                                                        Chief Operating Officer

           Dennis A. Dolnick               36         Chief Financial Officer

           Greg A. Berube                  51         Controller

MICHAEL L. GOLDBERG, 50 (a director since 1990). Mr. Goldberg was an Assistant District Attorney in the Philadelphia District Attorney's office from 1974 to 1977 before entering private practice with a specialty in complex commercial litigation. Mr. Goldberg joined the Company in May 1990. He was Chairman, President and Chief Executive Officer of the Company from November 1991 to June 1994 at which time he relinquished the position of President.

RANDOLPH H. SPEER, 48 (a director since 1994). Mr. Speer was named President and Chief Operating Officer of the Company in July 1994. On August 2, 1994, Mr. Speer was appointed to the Board of Directors. Previously, he was Senior Vice President, Treasurer and Chief Financial Officer of Summit Health Ltd. from April 1989 through April 1994. In April 1994, Summit Health Ltd. was merged into OrNda HealthCorp. Previous to Summit Health Ltd., from January 1981 until April 1989, Mr. Speer was Vice President and Chief Financial Officer of Sierra Land Group, Inc. which, prior to the merger with OrNda HealthCorp., was the largest shareholder of Summit Health Ltd. Mr. Speer is a CPA, licensed in the State of California. Mr. Speer resigned from the Company in September, 1999.


DENNIS A. DOLNICK, 36. Mr. Dolnick joined the Company in 1997 as Chief Financial Officer. Previously, Mr. Dolnick was Controller of SII Pak-Tek, Ltd. and SII Cassettes, Ltd. manufacturers of plastic injected molding supplies used primarily by the entertainment industry. Previous to SII Pak-Tek, Ltd. and SII Cassettes, Ltd., Mr. Dolnick was a manager in the audit department of the accounting and management consulting firm of Grant Thornton LLP. Mr. Dolnick is a CPA, licensed in the State of Florida. Mr. Dolnick resigned from the Company in September, 2001.

GREG A. BERUBE, 51. Mr. Berube joined the Company in January 1996 as Assistant to the Controller. Previously, Mr. Berube was Operations Manager of Water Taxi, Inc. where he installed and maintained a network and database computer system. Previously to Water Taxi, Mr. Berube worked for Aero-Flite Distributing, Inc., a manufacturer and distributor of toy products sold exclusively in temporary kiosks.

The executive officers hold office at the pleasure of the Board of Directors.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Effective December 3, 1996, shares of the Company's Common Stock were formally delisted from the American Stock Exchange (the "Exchange"). Prior to that date, there had been no trading of the Company's Common Stock since April 1, 1996. The Company's Common Stock is qualified for trading on the OTC Electronic Bulletin Board (the "OTC Bulletin Board"). Trading of the Company's Common Stock on the OTC Bulletin Board commenced in mid-December, 1996; however, such trading has been limited due to the Company's inability to comply with the filing requirements of the Securities Exchange Act of 1934 since April 1, 1996. The following table sets forth the high and low closing prices on the OTC Bulletin Board for 1997, 1998, 1999, 2000 and 2001:

                                                 High            Low
                                                 ----            ---

         1997     First Quarter                  .56             .06
                  Second Quarter                 .38             .13
                  Third Quarter                  .22             .09
                  Fourth Quarter                 .44             .10

         1998     First Quarter                  .31             .19
                  Second Quarter                 .25             .17
                  Third Quarter                  .23             .15
                  Fourth Quarter                 .14             .06

         1999     First Quarter                  .09             .06
                  Second Quarter                 .07             .06
                  Third Quarter                  .31             .06
                  Fourth Quarter                 .31             .07

         2000     First Quarter                  .10             .01
                  Second Quarter                 .02             .01
                  Third Quarter                  .14             .01
                  Fourth Quarter                 .07             .01

         2001     First Quarter                  .01             .01
                  Second Quarter                 .01             .01
                  Third Quarter                  .07             .01
                  Fourth Quarter                 .07             .01

On February 19, 2002, the closing price of the Company's Common Stock on the OTC Bulletin Board was $0.03 per share. As of February 19, 2002, based on the records of the Company's transfer agent, there were 744 holders of record of the Company's Common Stock, excluding the number of beneficial owners whose shares are held in street name.

Although the Company's Common Stock is qualified for trading on the OTC Bulletin Board, there can be no assurance that an active trading market will develop for such common stock.

Effective December 31, 1999, the remaining 63,836 shares of the Company's Series C Preferred Stock were automatically fully converted into 4,605,311 shares of the Company's Common Stock, as specified in the preferences and rights of the Series C Preferred Stock. Pursuant to the terms of the Series C Preferred Stock, the Company was not required to pay dividends.

On October 1, 1998 and on a quarterly basis thereafter (January 1, April 1, and July 1) until the shares of the Company's Series G Preferred Stock are fully converted (on or before July 1, 2002), as specified in the preferences and rights of the Series G Preferred Stock, the Company is required to make quarterly dividend payments, at the rate of $.15 per annum per share payable at the Company's discretion in cash or the Company's Common Stock, payable in arrears (see Note 6(a) to the Notes to Consolidated Financial Statements). At December 31, 1999, the Company had dividends in arrears, for this series of preferred stock, in the amount of $30,000.

ITEM 6. SELECTED FINANCIAL DATA

                            Rx Medical Services Corp.
                        Summary of Financial Information
             (Dollar amounts in thousands, except per share amounts)


                                                         For The Years Ended December 31,
                             ------------------------------------------------------------------------------------
                                1999              1998               1997              1996               1995
                             --------           --------           --------          --------           ---------
Revenues                     $ 12,809           $ 16,498           $ 19,972           $ 16,980           $  1,844
Loss from
  continuing
    operations               $(13,424)          $(12,571)          $ (9,147)          $ (9,988)          $ (4,731)
Net loss                     $(13,424)          $ (9,240)          $ (8,993)          $ (7,669)          $(20,421)
Loss per common
  share:
    Loss from
     continuing
       operations            $  (0.76)          $  (0.95)          $  (1.03)          $  (1.20)          $  (0.58)
     Net loss                $  (0.76)          $  (0.70)          $  (1.01)          $  (0.93)          $  (2.42)
Distributions                $     --           $     --           $     --           $     --           $     --
Total assets                 $  3,491           $  5,340           $  6,473           $  6,390           $  2,547
Working capital
  deficit                    $(62,428)          $(51,644)          $(44,912)          $(34,711)          $(25,503)
Long-term debt               $    460           $    831           $    202           $    592           $    736
Total shareholders'          $(43,629)
  deficit                    $(62,473)          $(50,724)          $(34,396)          $(26,361)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

From inception, the Company was unable to achieve profitability in its medical diagnostic business. Commencing in 1995, and continuing to the present, management embarked on a plan to reorganize the Company.

As a result of this decision, for all years presented, the medical diagnostic services business segment has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, which provides for the reporting of operating results of discontinued operations separately from continuing operations. Gains from discontinued operations amounted to $136,000 and $181,000 for the years ended December 31, 1998, and 1997, respectively.

Also, gains and losses on the settlement of liabilities, indebtedness and on the purchase of accounts receivable have been accounted for as extraordinary items in accordance with Accounting Principles Board Opinion No. 30, which provides for the reporting of such material, non-recurring events separately from continuing operations. Gains from extraordinary items amounted to $3,195,000 for the year ended December 31, 1998.

Effective December 30, 1999, the Company sold the Pittsburgh Specialty Hospital, resulting in an increase to additional paid in capital of $1,650,000.

Including losses from continuing operations, net losses of the Company were $(13,424,000), $(9,240,000) and $(8,993,000) for the years ended December 31
1999, 1998 and 1997 respectively.

RESULTS OF OPERATIONS

1999 VS. 1998

Revenues from hospitals and medical clinics for the year ended December 31, 1999 were $12.1 million compared to $15.5 million for the year ended December 31, 1998. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at the Dickenson County Medical Center located in Clintwood, Virginia ("DCMC") which resulted in a decrease in revenues of approximately $1.7 million; (b) a decrease in patient services provided at the Pittsburgh Specialty Hospital ("PSH") in Pittsburgh, Pennsylvania which resulted in a decrease in revenues of $0.7 million; (c) a decrease in patient revenue and the closing of the Smith County Hospital, in Raleigh, Mississippi ("SCH") which resulted in a decrease in revenues of approximately $0.8 million, and (d) a cumulative decrease of revenues at other Company hospital and medical clinics of approximately $0.2 million.

Revenues from biological product distribution for the year ended December 31, 1999 were $0.7 million compared to $1.0 million for the year ended December 31, 1998. This decrease in revenues is primarily due to the Company facing challenges in securing reliable suppliers of biological products in which to distribute. As a result of the Company's inability to secure reliable suppliers, it made the decision to wind down operations in 2001.

Costs and expenses decreased 18% to $17.3 million for the year ended December 31, 1999 from $20.4 million for the year ended December 31, 1998. Of these 1999 expenses, hospital management operations accounted for $15.7 million, biological product distribution accounted for $0.7 million, and the corporate expenses of the Company were $0.9 million. The decrease in costs and expenses is primarily the result of (a) a decrease in patient services provided at DCMC which resulted in a decrease in costs and expenses of approximately $1.5 million; (b) a decrease in patient services provided at Pittsburgh Specialty Hospital which resulted in a decrease in costs and expenses of $0.5 million; (c) a decrease in patient revenue and the closing of the SCH which resulted in a decrease in cost and expenses of approximately $1.1 million; (d) an decrease in biological product sales which resulted in an decrease in costs and expenses of $0.1 million, and (e) a cumulative increase of costs and expenses at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $0.1 million.

Interest expense increased 15% to $8.8 million for the year ended December 31, 1999 from $7.6 million for the year ended December 31, 1998. This increase is due primarily to a higher level of borrowings from the Financing Source ("Related Party"). (See "Financial Condition, Liquidity, and Capital Resources").

RESULTS OF OPERATIONS

1998 VS. 1997

Revenues from hospitals and medical clinics for the year ended December 31, 1998 were $15.5 million compared to $19.6 million for the year ended December 31, 1997. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at DCMC which resulted in a decrease in revenues of approximately 3.2 million; (b) termination of two hospital management agreements which resulted in a decrease in revenues of approximately $0.4 million; and (c) a cumulative decrease of revenues at other Company hospital and medical clinics of approximately $0.5 million.

Revenues from biological product distribution for the year ended December 31, 1998 were $1.0 million compared to $0.3 million for the year ended December 31, 1997. This increase in revenues is primarily due to the current biological product mix being in high demand and commanding higher sales prices.

Costs and expenses decreased 15% to $20.4 million for the year ended December 31, 1998 from $22.8 million for the year ended December 31, 1997. Of these 1998 expenses, hospital management operations accounted for $18.4 million, biological product distribution accounted for $0.8 million, and the corporate expenses of the Company were $1.2 million. The decrease in costs and expenses is primarily the result of (a) a decrease in patient services provided at DCMC which resulted in a decrease in costs and expenses of approximately $1.6 million; (b) an increase in biological product sales which resulted in an increase in costs and expenses of $0.2 million; and (c) a cumulative decrease in costs and expenses at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $1.0 million.

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At December 31, 1999 and 1998, the Company's working capital deficit was $62.4 million and $51.6 million, respectively. This increase in the working capital deficit was primarily due to a $9.4 million increase in the level of funding from the Financing Source ("Related Party") and operating losses. Through December 31, 1999, the Company's ability to continue as a going concern is dependent on the continued funding of its operations by the Financing Source ("Related Party"). Without this funding, the Company's ability to operate its business would be adversely impacted. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Financing Source ("Related Party"), or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source ("Related Party") are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

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

The Company intends to continue reorganizing the hospital ownership and management business.

GOING CONCERN

The report of the independent certified public accountants of the Company on its 1999, 1998 and 1997 consolidated financial statements express substantial doubt about the Company's ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency, delinquencies and defaults on its accounts payable and other outstanding liabilities, litigation, as well as, to the uncertainty of the Company's compliance with certain Medicare and state statutes and regulations. As of January 1, 1995, the Company was unable to comply with certain provisions of the OBRA 1993 amendments to the Stark Act, as well as, certain similar state statutes. Although the Company has not been the subject of, and is not currently the subject of, any administrative proceedings concerning violations of federal or state self-referral statutes or regulations, in the event that the Company is found to have violated such statutes and regulations, it could be subject to cumulative fines and penalties and could also be required to make refunds, which may aggregate up to approximately $50.0 million. The Company believes, however, that due to the filing of the Chapter 7 bankruptcy petition for Manatee, the likelihood of such enforcement actions occurring is remote.

As mentioned in the Financial Condition section, the Company is dependent on the continued funding currently being received from the Financing Source ("Related Party") to continue operations. The discontinuance of such funding, and the unavailability of financing to replace such funding, could result in the Company ceasing its operations.

OUTLOOK

The Company views its decisions to discontinue the operation of its medical diagnostic services business segment, to continue reorganizing the hospital ownership and management business as positive from a strategic standpoint. In the hospital operation and management business, the Company anticipates entering into an agreement to sell or closing the hospital it currently operates while looking to expand its presence, through joint ventures and/or acquisitions, into new markets with perceived potential. There can be no assurance, however, that the Company will achieve its strategic objectives.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

DIRECTORS

The Company's by-laws provide that the number of directors shall be not less than three nor more than ten. The actual number of directors is determined by resolution of the Board from time to time. The Company's by-laws also provide that directors are elected at the annual meeting of shareholders for a term of office of one year or until their successors are elected and qualify. The last annual meeting of shareholders was held on November 20, 1997. All of the current directors were elected at that meeting. The Company anticipates that the next annual meeting of shareholders will be held in the year 2002. The number of directors is currently set at nine. Only three persons, however, are currently serving as directors. Following is information concerning each of the current directors of the Company:

MICHAEL L. GOLDBERG, 50 (a director since 1990). Mr. Goldberg was an Assistant District Attorney in the Philadelphia District Attorney's office from 1974 to 1977 before entering private practice with a specialty in complex commercial litigation. Mr. Goldberg joined the Company in May 1990. He was Chairman, President and Chief Executive Officer of the Company from November 1991 to June 1994 at which time he relinquished the position of President.

PHILLIP E. PEARCE, 71 (a director since 1992). Mr. Pearce has been in the investment banking and securities business since receiving his Graduate Degree from the Wharton School in 1954. From 1969 to 1983, he served as Senior Vice President and a Director of E.F. Hutton of New York City, served on the Board of Governors of the New York Stock Exchange and was Chairman of the Board of Governors of the National Association of Securities Dealers, Inc. From 1983 to 1988, Mr. Pearce served as President of Phillip E. Pearce & Co., and since 1988 has been a partner in Pearce-Henry Capital Corp. of Charlotte, North Carolina, an investment banking firm. Mr. Pearce was also a contributing author and editor of the Dow Jones publication of the Stock Market Handbook, and sat on the advisory council to the Securities and Exchange Commission on THE INSTITUTIONAL STUDY OF THE STOCK MARKETS.

MICHAEL J. PICKERING, M.D., 69 (a director since 1990). Dr. Pickering has practiced as a medical doctor specializing in nephrology since receiving his medical degree from the University of Florida in 1961. He has certifications from the American Board of Internal Medicine and the American Board of Internal Medicine in the Subspecialty of Nephrology and is a member of the American and Florida Medical Associations, is a Fellow, American College of Physicians, and is a member of the American Society of Artificial Internal Organs, American Society of Internal Medicine, the American Society of Nephrology, the Florida Society of Internal Medicine, the Florida Society of Nephrology, the Hillsborough County Medical Association, the International Society of

Nephrology, the National Kidney Foundation, the Southeastern Dialysis and Transplantation Association, the South-Eastern Organ Procurement Foundation, the Royal Society of Health and the American Board of Quality Assurance & Utilization Review Physicians. Dr. Pickering currently practices medicine, serves as an Associate Professor of Medicine at the University of Florida and is a frequent speaker and lecturer on his area of specialty throughout the country. He also has had articles and abstracts published in more than one hundred medical journals and medical conferences.

EXECUTIVE OFFICERS

Information concerning the executive officers of the Company is contained in
Part I, on page 14 of this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table provides a summary of cash and non-cash compensation for each of the fiscal years ended December 31, 1999, 1998 and 1997 with respect to the Company's Chief Executive Officer and the only other executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 1999 (the "Named Officers").


                                                                                                  Long Term
                                                                                                 Compensation
                                                        Annual Compensation                         Awards
                                           -------------------------------------------     ---------------------
           Name and                                                     Other Annual       Securities Underlying
      Principal Position          Year     Salary($)      Bonus($)     Compensation($)        Option/SARs(#)
      ------------------          ----     ---------      --------     ---------------     ---------------------
Michael L. Goldberg               1999      165,000         -0-              8,000                   -0-
  Chief Executive                 1998      165,000         -0-              8,000                   -0-
    Officer                       1997      165,000         -0-              8,000                   -0-

Randolph H. Speer                 1999      190,000         -0-               -0-                    -0-
  President and Chief             1998      200,000         -0-               -0-                    -0-
    Operating Officer(*)          1997      200,000         -0-               -0-                    -0-


(*) Randolph H. Speer resigned his positions with the Company in the year ended December 31, 1999.

                                  STOCK OPTIONS

There were no grants of stock options by the Company to the Named Officers during 1999.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END

                                  OPTION VALUES

The following table sets forth the information with respect to the Named Officers concerning the exercise of options during 1999 and unexercised options held as of December 31, 1999:


       (a)             (b)          (c)                      (d)                               (e)
 -----------------------------------------------------------------------------------------------------------------
                     Shares                                                           Value of Unexercised
                   Acquired on                Number of Securities Underlying    In-the-Money Options at FY-End
                    Excise (#)               Unexercised Options at FY-End (#)                 End ($)
                   Acquired on    Value      -------------------------------------------------------------------
 Name               Excise(#)   Realized($)  Exercisable      Unexercisable       Exercisable      Unexercisable
 ----             ------------  -----------  -----------      -------------       -----------      -------------
 Michael L.
   Goldberg            -0-          -0-         113,750             -0-                -0-             -0-

COMPENSATION OF DIRECTORS

It has been the policy of the Company not to compensate its directors for their services as directors. It is the policy of the Company not to pay its directors for attending Board or committee meetings, but the Company reimburses directors for travel expenses incurred in attending such meetings.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Board of Directors of Rx Medical Services Corp. does not have a Compensation Committee and, as a result, the Board of Directors makes determinations as to executive officer compensation. As of December 31, 1999, the Company had two executive officers.

PERFORMANCE GRAPH

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN *
      AMONG RX MEDICAL SERVICES CORP., THE NASDAQ STOCK MARKET (U.S.) INDEX
              AND THE S & P HEALTH CARE (HOSPITAL MANAGEMENT) INDEX



                                                                           Cumulative Total Return
                                                           -------------------------------------------------------
                                                           12/94     12/95     12/96     12/97     12/98     12/99
                                                           -----     -----     -----     -----     -----      ----
Rx MEDICAL SERVICES CORP.                        RXMS       100        41        4         11        4         4

NASDAQ STOCK MARKET (U.S.)                       INAS       100       141       174       213       300       558

S & P HEALTH CARE (HOSPITAL
  MANAGEMENT)                                    IHSM       100       140       164       143       118       133

---------------------------
* $100 invested on 12/31/94 in stock or index - including reinvestment of dividends. Fiscal year ending December 31.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Each share of Preferred Stock of the Company contains voting rights equivalent to one share of the Company's Common Stock. The Company currently has one series of preferred stock outstanding, designated Series G. For a description of the relative rights and preferences of this series, see Note 5(a) to the Notes to Consolidated Financial Statements. On all matters submitted for vote by the stockholders of the Company, including the election of directors, the shares of the Company's Preferred Stock and Common Stock vote together as a single class except as may otherwise be required by law.

The following table sets forth information as of February 19, 2002, with respect to all stockholders known by the Company to be the direct or indirect beneficial owners of 5% or more of the Company's voting securities and by the executive officers and directors of the Company as a group. Each percentage is calculated by assuming that the named stockholder converted or exercised all of such stockholder's securities convertible within the next 60 days into, or exercisable for, shares of the Company's Common Stock at a time when no other stockholder did so, irrespective of the conversion or exercise price thereof. Except as otherwise noted, all persons and entities have sole voting and investment power with respect to their shares.


                                                                        Amount and Nature
Name and Address of                                 Title of             of Beneficial              Percentage
 Beneficial Owner                                     Class              Ownership (1)               of Class
-------------------                                 --------            ------------------          ----------
Michael L. Goldberg                                   Common             4,693,694(2)                   20.23%
(also a director)
888 East Las Olas Blvd.,
  Suite 210
Fort Lauderdale, FL  33301

Morris Behar                                          Common             1,000,000(3)                     .05%
209 State Street
Oldsmar, FL  34677

Healthcare Capital, LLC                               Common            11,028,717(4)                   47.54%
(Affiliated with National Century                   Preferred              800,000(5)                  100.00%
Financial Enterprises, Inc.)
6125 Memorial Drive
Dublin, OH 43017


                                                                        Amount and Nature
Name and Address of                                 Title of             of Beneficial              Percentage
 Beneficial Owner                                     Class              Ownership (1)               of Class
-------------------                                 --------            ------------------          ----------
Directors: (address for all at)
888 East Las Olas Blvd.,
 Suite 210
Fort Lauderdale, FL  33301

Michael J. Pickering, M.D.                            Common                23,750(6)                     .01%

All Executive Officers, Directors and
Nominees
as a Group                                            Common             4,717,444(7)                   20.34%


-----------------

1) As of February 19, 2002, there were 23,194,985 shares of the Company's Common Stock and 800,000 shares of the Company's Preferred Stock issued and outstanding.

2) Includes 25,000 shares representing stock options exercisable within 6 months.

3) Represents 1,000,0000 shares of the Company's Common Stock registered in the name of Gulf Coast Medical, Inc., a company controlled by Mr. Behar.

4) In July 1996, an entity distributed, in equal amounts, 750,000 shares to Lance K. Poulsen, Donald H. Ayers, Rebecca S. Parrett and Barbara C. Larson. These individuals are officers, directors and the majority shareholders of the Financing Source ("Related Party") and Healthcare Capital, LLC ("HCC") (formerly known as Intercontinental Investment Associates, LLP) may be deemed to be the beneficial owners of the shares, of the Company's Common Stock, owned by HCC.

5) Represents 800,000 shares of the Company's Common Stock that may be obtained by the conversion of the Company's Series G Preferred Stock.

6) Includes 3,182 shares representing stock options exercisable within 6 months.

7) Includes 28,182 shares representing stock options exercisable within 6 months.

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

On May 27, 1999, the Company paid $55,644 of dividends in arrears to HCC on the Company's Series G Preferred Stock via the issuance of 650,960 shares of the Company's Common Stock.

On December 15, 1999, the Company paid $90,000 of dividends in arrears to HCC on the Company's Series G Preferred Stock via the issuance of 512,835 shares of the Company's Common Stock.

On December 31, 1999, the remaining 63,836 issued and outstanding shares of the Company's Series C Preferred Stock, held by Michael L. Goldberg, were automatically converted into 4,605,311 shares of the Company's Common Stock.

HCC is affiliated with the Financing Source ("Related Party") via common owners. At December 31, 1999, HCC is the Company's major shareholder. HCC owns directly and/or indirectly 46.4% or 11,028,717 of the 23,751,920 shares of the issued and outstanding shares of the Company's $.002 par value Common Stock as of December 31, 1999. The ownership percentage and the number of shares owned do not take into account following:

         a) the 800,000 shares of the Company's Series G Preferred Stock, which are convertible into the Company's Common Stock, owned by HCC,

         b) dividends in arrears of $30,000 on the Company's Series G Preferred Stock as of December 31, 1999, which are anticipated to be paid by the issuance of a yet to be determined number of shares of the Company's Common Stock, or

         c) shares of the Company's Common Stock issued and held in street name.

Effective December 30, 1999, the Company entered into an Agreement For The Sale And Purchase of Assets of Consolidated Health Corporation of Pittsburgh, Inc.
(PSH) to ACCI/AllCare of Pennsylvania, Inc. (AllCare). AllCare assumed none of the liabilities of PSH. In consideration for the sale of the assets, the purchaser shall enter into a mortgage payable for $3,300,000.

In connection with the sale agreement described above, a second agreement, Agreement Regarding Acquisition of Assets of Pittsburgh Specialty Hospital was entered into by and among The Financing Source, Allcare and another party. The agreement called for the following:

         o        The Financing Source to settle certain debts of PSH.

         o AllCare will enter into a $3,300,000 mortgage payable (described in the above paragraph) with Financing Source.

         o The Financing Source will provide AllCare with 12 monthly payments of $200,000 commencing on the Closing date in return for a $2,400,000 mortgage.

In addition, the Financing Source engaged AllCare as an agent to attempt to settle the trade debts of Consolidated Health Corporation of Pittsburgh, Inc, except for approximately $250,000 that was separately identified as the exclusive responsibility of PSH. PSH's trade debts were $1,364,000 at December 31, 1999. As this agreement did not relieve PSH of its legal obligation to pay its trade debts, the accounts payable balance was not adjusted.

A summary of the assets sold to AllCare and liabilities paid off by The Financing Source are as follows:

     Accounts receivable, net                                    $ (355)
     Inventories                                                    (50)
     Land and buildings                                            (653)
     Equipment, net                                                (284)
     Notes payable - related party                                2,758
     Accrued liabilities                                              7
     Accrued liabilities - related party                             14
     Long-term debt                                                 197
     Obligations under capital leases - related party                16
                                                                     --

     Net adjustment to paid in capital                           $1,650

No gain or loss was recorded for the sale of the PSH assets to Allcare or the PSH liabilities being settled by The Financing Source. The Company recorded the net adjustment to paid in capital due to the substance and the related party aspects of the transaction.

NOTES PAYABLE - RELATED PARTY

At December 31, 1999 and 1998, notes payable-related party included amounts due to the Financing Source, through which the Company has obtained financing collateralized by certain accounts receivable, real estate and equipment.

Certain financing agreements with the Financing Source provide that the Company will periodically sell certain eligible accounts receivable to the Financing Source. However, the terms of the agreements specify certain items of limited recourse, including the ability to resell receivables which have aged beyond 150 days back to the Company. While the Company believes that legally a sale of its receivables has occurred, due to the existence of the terms of limited recourse, this transaction does not qualify for treatment as a sale for accounting purposes and, accordingly, such activity has been recorded as notes payable at December 31, 1999 and 1998.

The notes payable due to the Financing Source at December 31, 1999 and 1998 consisted of the following (in thousands):


                                                                                       1999              1998
                                                                                     --------          ---------
Notes payable, interest at 14%, maturing at various dates in June 2002, collateralized by accounts receivable (subject to sale and subservicing
agreements)                                                                          $ 56,501          $  46,166

Note payable,  interest at 17%, matures October 1, 2002,  collateralized by real
estate                                                                                     --                565

Note payable, interest at 11.5%, matures October 1, 2002,
 collateralized by real estate                                                             --                322

Unsecured note payable, interest at 12%, due on demand                                     --                 56

Unsecured note payable, interest at 12%, matures on July 31, 2001
                                                                                           43                 60
                                                                                     --------          ---------
                                                                                     $ 56,544          $  47,169
                                                                                     ========          =========

In 1999, the notes payable collateralized by real estate were settled by the Financing Source.

LONG-TERM DEBT - RELATED PARTY

Long-term debt - related party consists of an unsecured promissory note, interest at 14%, due in monthly installments of principal and interest of $13,232, and matures on September 1, 2003. Scheduled principal maturities for each of the five years subsequent to December 31, 1999, and thereafter are estimated as follows (in thousands): 2000 - $100; 2001 - $116; 2002 - $132; and
2003 - $113.

The Financing Source is being categorized as a related party due to the Financing Source's stock ownership in and its ability to exercise control over the operations of the Company.

During the year ended December 31, 1999, the Company paid $145,644 of dividends in arrears to HHC on the Company's Series G Preferred Stock via the issuance of 1,163,795 shares of the Company's Common Stock.

At December 31, 1999, the Company is indebted to the Financing Source in the amount of $57.4 million.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   LIST OF FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Rx Medical Services Corp. and Report of Independent Accountants are filed as a part of this annual report:


                                                                                                       Page
                                                                                                      -------
    Report of Independent Certified Public Accountants                                                   40
    Consolidated Statements of Operations for the years ended
      December 31, 1999, 1998 and 1997                                                                   41
    Consolidated Balance Sheets at December 31, 1999 and 1998                                          42-43
    Consolidated Statements of Shareholders' Deficit for the years ended
      December 31, 1999, 1998 and 1997                                                                   44
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1999, 1998 and 1997                                                                 45-46
    Notes to Consolidated Financial Statements                                                         47-68






Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(2) List of Exhibits: (numbered in accordance with Item 601 of Regulation
                         S-K)

                                                                                                Incorporation by
Exhibit Number                             Description of Document                                  Reference
--------------     ------------------------------------------------------------------------    --------------------
     3(a)          Certificate of Incorporation                                                       3(a)*
     3(b)          By-Laws                                                                            3(b)*
     3(c)          Certificate of Decrease in Number of Authorized and Outstanding  Shares           3(c)**
                   of Stock, filed with Nevada Secretary of State (December 1991)
     3(d)          Certificate  of  Decrease  in  Number  of  Authorized  and  Outstanding             ***
                   Shares, filed with Nevada Secretary of State (December 1993)
     4(a)          Certificate of Resolution  with respect to Series B Preferred  Stock of          4(a)****
                   Registrant
     4(b)          Certificate of Designation, Series C Preferred Stock                               4(b)o
     4(c)          Certificate of Designation, Series D Preferred Stock                               4(c)o
     4(d)          Certificate of Designation, Series E Preferred Stock                               4(d)o
     4(e)          Certificate of Designation, Series F Preferred Stock                               4(e)o


                                                                                                Incorporation by
Exhibit Number                             Description of Document                                  Reference
--------------     ------------------------------------------------------------------------    --------------------
     10(a)         Sale and  Subservicing  Agreement  dated as of October 7, 1993,  by and           10(kk)+
                   among Manatee Medical  Laboratories,  Inc., NPFII-W,  Inc. and National
                   Premier Financial Services, Inc.
     10(b)         Agreement of Merger,  dated April 20, 1994, together with supplementary           10(a)++
                   letter from Kachina, Inc., dated April 20, 1994
     10(c)         Purchase Commitment, dated April 20, 1994, from NCFE                              10(b)++
     10(d)         Promissory  Note,  Security  Agreement  and  Pledge  Agreement,   dated          10(c)+++
                   September 19, 1994, from Rx Medical Services Corp. to NCFE
     10(e)         Plan and  Agreement  of Merger,  dated  July 7,  1995,  by and among Rx          10(a)++++
                   Medical Services Corp., CHC Acquisition  Corp. and Consolidated  Health
                   Corporation of Mississippi, Inc.
     10(f)         Asset  Purchase  Agreement,  dated as of August 11, 1995,  by and among          10(e)++++
                   Meris  Laboratories,  Inc.,  Rx  Medical  Services  Corp.  and  Manatee
                   Medical Laboratories, Inc. [for northern California]
     10(g)         Asset  Purchase  Agreement,  dated as of August 11, 1995,  by and among          10(f)++++
                   Meris  Laboratories,  Inc.,  Rx  Medical  Services  Corp.  and  Manatee
                   Medical Laboratories, Inc. [for southern California]
     10(h)         Laboratory  Services  Agreement,  made as of August 12,  1995,  between          10(g)++++
                   Meris Laboratories, Inc. and Rx Medical Services Corp.
     10(i)         Amendment to Asset Purchase  Agreement,  dated as of August 17, 1995 by          10(h)++++
                   and among Meris  Laboratories,  Inc.,  Rx Medical  Services  Corp.  and
                   Manatee Medical Laboratories, Inc. [for southern California]
     10(j)         Pledge  Agreement,  dated as of July 13, 1995, from Rx Medical Services           10(j)o
                   Corp. to NCFE
     10(k)         Hospital Lease Agreement,  dated as of November 1, 1995,  between Smith           10(k)o
                   County, MS and CHC Management, Inc.
     10(l)         Articles of Merger  (CHC) filed  November 14, 1995 with MS Secretary of           10(l)o
                   State
     10(m)         Operating  Agreement,  dated as of March 30, 1996,  between NPF-X,  Inc           10(m)o
                   and CHC Whitwell, Inc.
     10(n)         Operating  Agreement,  dated as of March 30, 1996,  between NPF-X,  Inc           10(n)o
                   and CHC Clintwood, Inc.
     10(o)         Option to Purchase  Agreement,  effective as of March 29, 1996, between           10(o)o
                   NPF-X, Inc. and CHC


                                                                                                Incorporation by
Exhibit Number                             Description of Document                                  Reference
--------------     ------------------------------------------------------------------------    --------------------
     10(p)         First Amendment to CHC Merger Agreement                                           10(p)o
     10(q)         Option Agreement on Whitwell Medical Center, Whitwell, TN                         10(q)o
     10(r)         Note Extension                                                                    10(r)o
     10(s)         Asset Purchase  Agreement,  dated August 28, 1996, between The Podiatry           2(a)oo
                   Hospital of Pittsburgh and CHC
     10(t)         Amendment to Asset Purchase Agreement, undated                                    2(b)oo
     10(u)         Stipulation of Dismissal and Order                                               10(u)ooo
      11           Computation of Primary Earnings Per Share
      21           Subsidiaries of Registrant                                                          21o
     10(v)         Asset Sale dated December 30, 1999, between Pittsburgh Specialty
                   Hospital and AllCare


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

(b)      REPORTS ON FORM 8-K

         None.

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors
Rx Medical Services Corp.

We have audited the accompanying consolidated balance sheets of Rx Medical Services Corp. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rx Medical Services Corp. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

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

Grant Thornton LLP
Weston, Florida
February 19, 2002

                            Rx Medical Services Corp.

                      Consolidated Statements of Operations
                 (Dollars in thousands except per share amounts)


                                                                      Years Ended December 31,
                                                          ----------------------------------------------
                                                            1999               1998               1997
                                                          --------           --------           --------
Revenues:
     Hospitals and medical clinics                        $ 12,077           $ 15,486           $ 19,627
     Biological products                                       732              1,012                345
                                                          --------           --------           --------
                                                            12,809             16,498             19,972
                                                          --------           --------           --------
Costs and expenses:
     Compensation and benefits                               8,872              9,716             11,232
     Biological products                                       470                633                288
     Supplies                                                1,251              1,820              1,822
     Fees for services                                       1,263              2,489              2,933
     Bad debts                                               1,711              1,389              1,705
     Depreciation and amortization                             246                243                176
     Occupancy                                                 610                698                695
     Occupancy-related party                                   962                962                962
     Equipment rental and maintenance                          414                422                549
     Equipment rental-related party                            183                183                183
     Other                                                   1,304              1,857              2,302
                                                          --------           --------           --------
                                                            17,286             20,412             22,847
                                                          --------           --------           --------

Operating loss                                              (4,477)            (3,914)            (2,875)

Other income (expense):
     Interest                                                 (106)              (257)               (31)
     Interest - related party                               (8,714)            (7,393)            (6,354)
     Provision for legal judgment                               --             (1,130)                --
     Loss on sale/abandonment of assets                       (149)                --                 --
     Loss on settlement of liabilities                        (185)               (50)               (27)
     Other income                                              207                173                113
                                                          --------           --------           --------
                                                            (8,947)            (8,657)            (6,299)
                                                          --------           --------           --------

Loss from continuing operations                            (13,424)           (12,571)            (9,174)

Gain from discontinued operations                               --                136                181

Extraordinary items:
     Gain on settlement of indebtedness                         --              3,195                 --
                                                          --------           --------           --------

Net loss                                                  $(13,424)          $ (9,240)          $ (8,993)
                                                          ========           ========           ========

Basic and diluted net loss per common share:
     Loss from continuing operations                      $  (0.76)          $  (0.95)          $  (1.03)
     Gain from discontinued operations                          --               0.01               0.02
     Gain from extraordinary items                              --               0.24                 --
                                                          --------           --------           --------

     Basic and diluted net loss per common share          $  (0.76)          $  (0.70)          $  (1.01)
                                                          ========           ========           ========




The accompanying notes are an integral part of these financial statements.

                            Rx Medical Services Corp.

                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                        December 31,
                                                                                  -------------------------
                                                                                   1999              1998
                                                                                  -------           -------
Assets:
     Current assets:
        Cash                                                                      $    46           $    22
        Accounts receivable (less allowance for doubtful accounts of
          $2,690 and $3,488 at 1999 and 1998, respectively)                         2,630             2,994
        Inventories                                                                   322               379
        Other                                                                          78               194
                                                                                  -------           -------
             Total current assets                                                   3,076             3,589
                                                                                  -------           -------
     Property and equipment, at cost
        Land and buildings                                                             --               713
        Equipment                                                                     706             1,255
        Furniture, fixtures and improvements                                           92               183
                                                                                  -------           -------
                                                                                      798             2,151

        Less: accumulated depreciation and amortization                              (401)             (534)
                                                                                  -------           -------
                                                                                      397             1,617

     Other assets (less allowance for doubtful accounts of $263 at 1998)               18               134
                                                                                  -------           -------
             Total assets                                                         $ 3,491           $ 5,340
                                                                                  =======           =======














The accompanying notes are an integral part of these financial statements.

                            Rx Medical Services Corp.

                             (Dollars in thousands)


                                                                                                      December 31,
                                                                                            -----------------------------
                                                                                              1999                1998
                                                                                            ---------           ---------
Liabilities and shareholders' deficit:
     Current liabilities:
        Note payable                                                                        $      16           $      20
        Notes payable - related party                                                          56,544              47,169
        Accounts payable                                                                        6,430               5,772
        Accrued liabilities                                                                       872                 885
        Accrued liabilities - related party                                                       166                 105
        Accrued compensation, benefits and related taxes                                        1,254               1,040
        Current portion of long-term debt                                                          --                  25
        Current portion of long-term debt-related party                                           100                  87
        Current portion of capital lease obligations                                               65                  75
        Current portion of capital lease obligations-related party                                 57                  55
                                                                                            ---------           ---------
             Total current liabilities                                                         65,504              55,233

     Long-term liabilities:
        Long-term debt                                                                             --                 177
        Long-term debt-related party                                                              361                 461
        Obligations under capital leases                                                           21                  42
        Obligations under capital leases-related party                                             78                 151
                                                                                            ---------           ---------
             Total long-term liabilities                                                          460                 831
                                                                                            ---------           ---------

             Total liabilities                                                                 65,964              56,064
                                                                                            ---------           ---------

Commitments and contingencies                                                                      --                  --

Shareholders' deficit:
     Convertible preferred stock, $.001 par value, authorized shares
       20,000,000, issued and outstanding 63,836 shares at 1998; aggregate
       liquidation preference of $322 at 1998                                                      --                   1
     Convertible preferred stock, $.001 par value, authorized shares 1,500,000, issued and outstanding 800,000 shares at 1999 and 1998; aggregate
        liquidation preference of $800                                                              1                   1
     Common stock, $.002 par value, authorized 25,000,000 shares, issued and
       outstanding 23,751,920 and 17,982,814 shares at 1999 and 1998, respectively                 47                  35
     Additional paid-in capital                                                                44,025              42,361
     Accumulated deficit                                                                     (106,545)            (93,121)
     Treasury stock, 605,554 shares of common stock, at par value,  at 1999 and
        1998, respectively                                                                         (1)                 (1)
                                                                                            ---------           ---------
             Total shareholders' deficit                                                      (62,473)            (50,724)
                                                                                            ---------           ---------

             Total liabilities and shareholders' deficit                                    $   3,491           $   5,340
                                                                                            =========           =========







The accompanying notes are an integral part of these financial statements.

                            Rx Medical Services Corp.

                Consolidated Statements of Shareholders' Deficit
                        (Dollars and shares in thousands)


                            Convertible                                                                               Total
                          Preferred Stock         Common Stock       Additional                 Treasury Stock        Share-
                       --------------------    --------------------   Paid-in   Accumulated   -------------------    holders'
                         Shares      Amount     Shares     Amount     Capital     Deficit     Shares     Amount      Deficit
                       ---------   ---------   ---------  ---------  ---------   ---------   ---------  ---------   ---------
Balance
 January 1, 1997           1,309   $   3,002       9,164  $      18  $  37,473   $ (74,888)        589  $      (1)  $ (34,396)

Reacquisition of
 common stock                 --          --          --         --         --          --          17         --          --
Reacquisition
 and retirement
 of preferred stock         (286)         --          --         --         --          --          --         --          --
Dividends on
 preferred stock              --          --          --         --       (240)         --          --         --        (240)
Net loss                      --          --          --         --         --      (8,993)         --         --      (8,993)
                       ---------   ---------   ---------  ---------  ---------   ---------   ---------  ---------   ---------
Balance
 December 31, 1997         1,023       3,002       9,164         18     37,233     (83,881)        606         (1)    (43,629)

Issuance of
 preferred stock             800           1          --         --        800          --          --         --         801
Issuance of common
 stock                        --          --       5,000         10        790          --          --         --         800
Issuance of common
 stock for
 conversion of
 preferred stock            (600)     (3,001)        600          1      3,000          --          --         --          --
Issuance of common
 stock in exchange
 for preferred stock        (359)         --       1,029          2         (2)         --          --         --          --
Issuance of common
 stock for dividends
 in arrears                   --          --       2,190          4        716          --          --         --         720
Dividends on
 preferred stock              --          --          --         --       (176)         --          --         --        (176)
Net loss                      --          --          --         --         --      (9,240)         --         --      (9,240)
                       ---------   ---------   ---------  ---------  ---------   ---------   ---------  ---------   ---------
Balance
 December 31, 1998           864           2      17,983         35     42,361     (93,121)        606         (1)    (50,724)

Issuance of common
 stock for conversion
 of preferred stock          (64)         (1)      4,605          9         (9)         --          --         --          (1)
Issuance of common
 stock for dividends
 in arrears                   --          --       1,164          3        143          --          --         --         146
Dividends on
 preferred stock              --          --          --         --       (120)         --          --         --        (120)
Sale of Subsidiary            --          --          --         --      1,650       1,650
Net loss                      --          --          --         --         --     (13,424)         --         --     (13,424)
                       ---------   ---------   ---------  ---------  ---------   ---------   ---------  ---------   ---------
Balance
 December 31, 1999           800   $       1      23,752  $      47  $  44,025   $(106,545)        606  $      (1)  $ (62,473)
                       =========   =========   =========  =========  =========   =========   =========  =========   =========











The accompanying footnotes are an integral part of these financial statements.

                            Rx Medical Services Corp.

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                                  Years Ended December 31,
                                                                                         --------------------------------------
                                                                                           1999           1998           1997
                                                                                         --------       --------       --------
Cash flows from operating activities:
     Net loss                                                                            $(13,424)      $ (9,240)      $ (8,993)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                         246            243            176
        Provision for bad debts                                                             1,711          1,389          1,705
        Provivion for legal judgment                                                           --          1,130             --
        Loss on sale/abandonment of assets                                                    161             15             13
        (Gain) loss on settlement of liabilities                                              185           (150)            27
        Gain on settlement of indebtedness                                                     --         (3,195)            --
        Changes in operating assets and liabilities, net of effects of acquisition:
            Increase in accounts receivable                                                (1,702)          (304)        (1,398)
            (Increase) decrease in inventories                                                 (9)           154            (82)
            Increase in other assets                                                           (1)          (110)           (57)
            Increase in accounts payable and accrued liabilities                              890          2,276          1,016
            Increase (decrease) in accrued liabilities - related party                         75           (534)           395
            Change in discontinued operations                                                  --           (100)            --
                                                                                         --------       --------       --------
                Net cash used in operating activities                                     (11,868)        (8,426)        (7,198)
                                                                                         --------       --------       --------

Cash flows from investing activities:

     Proceeds from sale of property and equipment                                              --             --            737
     Acquisition of property and equipment                                                    (48)           (75)          (348)
     Acquisition, net of cash acquired                                                         --             --         (1,166)
                                                                                         --------       --------       --------
                Net cash used in investing activities                                         (48)           (75)          (777)
                                                                                         --------       --------       --------

Cash flows from financing activities:

     Proceeds from notes payable and long-term debt                                            --             --             28
     Proceeds from notes payable and long-term debt - related party                        12,092          8,308          8,210
     Payments on notes payable, long-term debt and obligations under capital leases           (50)          (632)          (838)
     Payments on notes payable, long-term debt and obligations under capital leases
       - related party                                                                       (101)           (64)            --
     Proceeds from the sale of preferred stock                                                 --            800             --
                                                                                         --------       --------       --------
                Net cash provided by financing activities                                  11,941          8,412          7,400
                                                                                         --------       --------       --------

Net increase (decrease) in cash                                                                25            (89)          (575)
Cash - beginning of period                                                                     21            110            685
                                                                                         --------       --------       --------

Cash - end of period                                                                     $     46       $     21       $    110
                                                                                         ========       ========       ========


(Continued)

                            Rx Medical Services Corp.

                             (Dollars in thousands)

                                                                                                  Years Ended December 31,
                                                                                         --------------------------------------
                                                                                           1999           1998           1997
                                                                                         --------       --------       --------
The  following is supplementary information relating to the consolidated statement of cash flows:

Noncash investing and financing activities:

     Accounts receivable utilized to retire long-term debt                               $     --       $     --       $    140
                                                                                         ========       ========       ========
     Note receivable utilized to reduce litigation settlement                            $    169       $     --       $     --
                                                                                         ========       ========       ========
     Equipment purchased under capital leases                                            $     --       $    263       $     --
                                                                                         ========       ========       ========
     Common stock issued for payment of dividends in arrears                             $    146       $    720       $     --
                                                                                         ========       ========       ========
     Common stock issued to reduce notes payable - related party                         $     --       $    800       $     --
                                                                                         ========       ========       ========
Details of businesses acquired:
     Fair value of assets acquired                                                       $     --       $     --       $  1,543
     Liabilities assumed                                                                       --             --           (377)
                                                                                         --------       --------       --------

     Cash paid                                                                                 --             --          1,166
     Less cash acquired                                                                        --             --             --

                                                                                         --------       --------       --------
     Net cash paid                                                                       $     --       $     --       $  1,166
                                                                                         ========       ========       ========


On July 1, 1998, the 600,270 issued and outstanding shares of the Company's Series F Preferred Stock, were converted into 600,270 shares of the Company's Common Stock.

On December 31, 1999, the remaining 63,836 issued and outstanding shares of the Company's Series C Preferred Stock were converted into 4,605,311 shares of the Company's Common Stock.

For the years ended December 31, 1999, 1998 and 1997, interest paid, including interest on obligations under capitalized leases was $8,768, $8,552 and $5,695, respectively. No income taxes were paid during these periods.

Effective December 30, 1999, the Company sold Consolidated Health Corporation of Pittsburgh, Inc.'s (PSH)assets of $1,342,000. The Financing Source settled certain liabilites of $2,992,000. (See Note 2)




 The accompanying notes are an integral part of these financial statements.

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

b. NATURE OF OPERATIONS

The Company operates a hospital and clinic in Clintwood, Virginia. The Company's primary source of revenue is providing medical services to patients that live in and around Clintwood, Virginia. The Company also distributes biological products in Florida.

c. BASIS OF PRESENTATION

For all years presented, the medical diagnostic services business segment has been reflected as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 which provides for the reporting of operating results of discontinued operations separately from the continuing operations (see Note 2).

The Company has experienced significant losses in each of the past three years, reflects a working capital deficit of $62.9 million at December 31, 1999, is in default with respect to certain indebtedness and there are uncertainties regarding the Company's compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment (see Note 11c). However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is dependent on the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. and its affiliates (the "Financing Source") (see Note 8) or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached operational profitability, it has several plans of action in progress designed to improve profitability, as well as, cash flow. The Company intends to continue reorganizing the hospital ownership and management business and attempt to sustain the biological product distribution business.

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


As mentioned above, the Company intends to continue reorganizing the hospital ownership and management line of business. This line of business has and currently is incurring significant operating losses due to a reduction in patient services eligible for reimbursement and reimbursement rates from third party payors, such as Medicare and Medicaid. The Company anticipates entering into an agreement to sell or to close the hospital it currently operates while looking to expand its presence, through joint ventures and/or acquisitions, into new markets with perceived potential. There can be no assurance that suitable candidates can be found to acquire the Company's hospital or that a sale can be negotiated on terms acceptable or economically feasible to the Company. If the Company can not find a suitable candidate to acquire its hospital, the Company may have to or could be forced to close the remaining hospital it operates. The Company anticipates limiting its joint ventures and/or acquisitions to those that meet certain criteria and are expected to generate positive cash flow.

d. CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers cash deposited with financial institutions and marketable securities with a maturity of three months or less at the date of acquisition to be cash and cash equivalents.

e. INVENTORY

Inventory, which consists primarily of patient supplies, is stated at the lower of cost or market; cost is determined using the first-in, first-out (FIFO) method.

f. PROPERTY AND EQUIPMENT

Depreciation on buildings is computed on the straight-line method over 30 years. Depreciation on equipment, furniture, fixtures and improvements is computed principally on the straight-line method over the estimated useful lives of these assets, which range from three to eight years.

g. REVENUES

Revenue from hospitals and medical clinics is recognized upon completion of patient services and is recorded net of contractual allowances and amounts estimated to be received under reimbursement arrangements with certain third party payers. Approximately 56%, 54% and 50% of the Company's revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were reimbursements provided by Medicare and Medicaid.

Contractual allowances represent the difference between the Company's basic fee schedule and the estimated amount of available reimbursement from third party payers, such as Medicare, Medicaid and certain clients. Contractual allowances are deducted directly from gross revenues and accounts receivable at the time the service is

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


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

h. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of estimated fair values of financial instruments. These estimated fair values are to be disclosed whether or not they are recognized in the balance sheet, provided it is practical to estimate such values. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company. The Company estimates that the carrying amount approximates the fair value of its financial instruments at December 31, 1999 and 1998 due to the maturities of these financial instruments.

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

j. BASIC AND DILUTED NET LOSS PER COMMON SHARE

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

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


k. USE OF ESTIMATES

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

l. CONCENTRATION OF CREDIT RISK

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

m. RECLASSIFICATIONS

Certain amounts in the prior years have been reclassified to conform to the 1999 consolidated financial statement presentation.

n. RECENTLY ISSUED PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended by FAS No. 138. FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. These statements are effective for all fiscal years beginning after June 15, 2000. Management does not expect these standards to have a significant impact on the Company's operations.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Management does not expect these standards to have a significant impact on the Company's operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company expects to adopt this statement for the fiscal year ending December 31, 2002, and does not anticipate that it will have a material impact on the Company's consolidated financial results.

o. INCOME TAXES

Deferred income taxes have been provided for elements of income and expense, which are recognized for financial reporting purposes in periods different than such items are recognized for income tax purposes. The Company accounts for deferred taxes utilizing the liability method, which applies the enacted statutory rates in effect at the balance sheet date to differences between the book and tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws. A valuation allowance is provided against deferred income tax assets to the extent of the likelihood that the deferred tax asset may not be realized.

2. SALE OF SUBSIDIARY

Effective December 30, 1999, the Company entered into an Agreement For The Sale And Purchase of Assets of Consolidated Health Corporation of Pittsburgh, Inc.
(PSH) to ACCI/AllCare of Pennsylvania, Inc. (AllCare). AllCare assumed none of the liabilities of PSH. In consideration for the sale of the assets, the purchaser shall enter into a mortgage payable for $3,300,000.

In connection with the sale agreement described above, a second agreement, Agreement Regarding Acquisition of Assets of Pittsburgh Specialty Hospital was entered into by and among The Financing Source, AllCare and another party. The agreement called for the following:

         o        The Financing Source to settle certain debts of PSH.

         o AllCare will enter into a $3,300,000 mortgage payable (described in the above paragraph) with Financing Source.

         o The Financing Source will provide AllCare with 12 monthly payments of $200,000 commencing on the Closing date in return for a $2,400,000 mortgage.

In addition, the Financing Source engaged AllCare as an agent to attempt to settle the trade debts of Consolidated Health Corporation of Pittsburgh, Inc, except for approximately $250,000 that was separately identified as the exclusive responsibility of PSH. PSH's trade debts were $1,364,000 at December 31, 1999. As this agreement did not relieve PSH of its legal obligation to pay its trade debts, the accounts payable balance was not adjusted.

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


A summary of the assets sold to AllCare and liabilities paid off by The Financing Source are as follows:

     Accounts receivable, net                                        $ (355)
     Inventories                                                        (50)
     Land and buildings                                                (653)
     Equipment, net                                                    (284)
     Notes payable - related party                                    2,758
     Accrued liabilities                                                  7
     Accrued liabilities - related party                                 14
     Long-term debt                                                     197
     Obligations under capital leases - related party                    16
                                                                     ------
     Net adjustment to paid in capital                               $1,650

No gain or loss was recorded for the sale of the PSH assets to AllCare or the PSH liabilities being settled by The Financing Source. The Company recorded the net adjustment to paid in capital due to the substance and the related party aspects of the transaction.

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

Assets and liabilities at December 31, 1998 and 1997, and the results from operations of discontinued operations for the years ended December 31, 1998 and 1997, are reflected below (in thousands):

                                                       1998          1997
                                                      -----          -----
Assets and liabilities:
  Reserve for future costs                            $  --          $(100)
                                                      -----          -----
  Net liabilities of discontinued operations          $  --          $(100)
                                                      =====          =====

Results from operations:
  Other income                                        $ 136          $ 181
                                                      -----          -----
  Gain from discontinued operations                   $ 136          $ 181
                                                      =====          =====

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


4. NOTES PAYABLE

a. NOTE PAYABLE

Note payable, at December 31, 1999, consists of an unsecured promissory note, due in monthly principal and interest installments, that bears interest at 8.00% per annum. This note matured on February 3, 2000. The holder of this note, as of the date of these financial statements, has not renewed this note or sought collection of the outstanding principal and accrued interest.

Note payable, at December 31, 1998, consisted of an unsecured promissory note, due in monthly principal and interest installments, that bore per interest at 8.00% annum. The holder of this note sought and obtained, on March 19, 1999, a judgment against the Company for the principal and accrued interest on the note plus other costs aggregating $25,055. Effective with the sale of Pittsburgh Specialty Hospital (see Note 2), this note was settled by the Financing Source.

b. NOTES PAYABLE - RELATED PARTY

At December 31, 1999 and 1998, notes payable-related party included amounts due to the Financing Source, through which the Company has obtained financing collateralized by certain accounts receivable, real estate and equipment.

Certain financing agreements with the Financing Source provide that the Company will periodically sell certain eligible accounts receivable to the Financing Source. However, the terms of the agreements specify certain items of limited recourse, including the ability to resell receivables which have aged beyond 150 days back to the Company. While the Company believes that legally a sale of its receivables has occurred, due to the existence of the terms of limited recourse, this transaction does not qualify for treatment as a sale for accounting purposes and, accordingly, such activity has been recorded as notes payable at December 31, 1999 and 1998.

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


The notes payable due to the Financing Source at December 31, 1999 and 1998 consisted of the following (in thousands):


                                                                                        1999        1998
                                                                                      -------      -------
Notes payable, interest at 14%, maturing at various dates in June 2002, collateralized by accounts receivable (subject to sale and subservicing
agreements)                                                                           $56,501      $46,166

Note payable,  interest at 17%, matures October 1, 2002,  collateralized by real
estate                                                                                     --          565

Note payable, interest at 11.5%, matures October 1, 2002,
 collateralized by real estate                                                             --          322

Unsecured note payable, interest at 12%, due on demand                                     --           56

Unsecured note payable, interest at 12%, matures on July 31, 2001
                                                                                           43           60
                                                                                      -------      -------
                                                                                      $56,544      $47,169
                                                                                      =======      =======


In 1999, the notes payable collateralized by real estate were settled by the Financing Source (see Note 2).

Notes payable collateralized by accounts receivable of $56,501 and $46,166 at December 31, 1999 and December 31, 1998, respectively, are included in current liabilities because the Company has defaulted the required payments.

5. LONG-TERM DEBT

a. LONG-TERM DEBT

Long-term debt at December 31, 1998 consisted of the following (in thousands):


                                                                                     1998
                                                                                     -----
Mortgage note payable, interest at PNC Bank prime, payable in monthly installments of principal and interest through February 2007, collateralized by
real estate                                                                            202
                                                                                     -----
                                                                                       202

Less:  Scheduled current maturities                                                    (25)
                                                                                     -----
                                                                                     $ 177
                                                                                     =====


                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


In 1999, the debt was settled by the Financing Source (see Note 2).

b. LONG-TERM DEBT - RELATED PARTY

Long-term debt - related party consists of an unsecured promissory note, interest at 14%, due in monthly installments of principal and interest of $13,232, and matures on September 1, 2003. Scheduled principal maturities for each of the five years subsequent to December 31, 1999, and thereafter are estimated as follows (in thousands): 2000 - $100; 2001 - $116; 2002 - $132; and
2003 - $113.

6. SHAREHOLDERS' EQUITY

a. PREFERRED STOCK

At December 31, 1999 the Company had authorized, issued and outstanding one series of preferred stock as follows:

Series G Preferred Stock, par value of $.001, conversion price is the market value of the Company's Common Stock, with voting rights equivalent to the Company's Common Stock. This series of Preferred Stock is convertible into shares of the Company's Common Stock annually, with the annual conversion being limited to twenty-five percent (25%) of the original shares issued to each shareholder. On July 1, 2002, any remaining unconverted shares automatically convert into the Company's Common Stock. This series of Preferred Stock pays annual dividends of $0.15 in arrears, payable at the Company's discretion in cash or the Company's Common Stock. At December 31, 1999 dividends in arrears on this series of Preferred Stock aggregated approximately $30,000. The Company has reserved sufficient shares of authorized and unissued Common Stock to effect the conversion of Series G Preferred Stock. At December 31, 1999, 800,000 issued and outstanding shares of Series G Preferred Stock remain unconverted.

b. REGISTRATION RIGHTS

Pursuant to several separate agreements, the Company is obligated on a best efforts basis to register shares of issued, but restricted, Common Stock, Common Stock issued upon exercise of stock warrants, and Common Stock issued upon conversion of Preferred Stock. Certain of the agreements provide the holders of the common stock with piggyback registration rights, and certain of the agreements provide for demand registration rights. In either case, the Company is obligated to pay all of the expenses associated with such registration statements.

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


c. STOCK ISSUANCES

On May 27, 1999, the Company paid $55,644 of dividends in arrears on the Company's Series G Preferred Stock via the issuance of 650,960 shares of the Company's Common Stock.

On December 15, 1999, the Company paid $90,000 of dividends in arrears on the Company's Series G Preferred Stock via the issuance of 512,835 shares of the Company's Common Stock.

On December 31, 1999, the remaining 63,836 issued and outstanding shares of the Company's Series C Preferred Stock were automatically converted into 4,605,311 shares of the Company's Common Stock.

d. Warrants

The Company issued warrants in conjunction with private placements of debt and the Company's Common Stock and as consideration for other expenses. Certain of these warrants were re-priced in 1996 based on the market price of the Company's Common Stock at the time they were re-priced. The following table summarizes the warrant transactions for the years ended December 31, 1997, 1998, and 1999:

                                                             Exercise
                                       Shares    Grant Date    Price
                                      -------    ----------  --------

Outstanding at January 1, 1997         62,500
          Expired                     (12,500)      4/94      $   2.63
                                      -------
Outstanding at December 31, 1997       50,000
          No Activity                      --
Outstanding at December 31, 1998       50,000
          Expired                     (50,000)      4/94      $   2.63
                                      -------
Outstanding at December 31, 1999           --
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

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


There were no options granted in 1999, 1998, and 1997; therefore no proforma disclosures are required pursuant to SFAS 123.

A summary of the status of the Company's fixed stock options as of December 31, 1999 1998 and 1997, and changes during the years ending on those dates is as follows:


                                          1999                      1998                     1997
                                 ----------------------     ---------------------    -----------------------
                                              Weighted-                 Weighted-                  Weighted-
                                               Average                   Average                    Average
                                               Exercise                  Exercise                   Exercise
                                  Shares        Price       Shares         Price      Shares          Price
                                 -------       --------   ---------     ---------    ---------     ---------
Outstanding at beginning
of the year                      807,368       $  2.20      849,868       $   2.49     934,868       $  2.79

Granted                               --                         --                         --
Exercised                             --                         --                         --
Expired                         (565,241)      $  2.03      (42,500)      $   8.00     (85,000)      $  1.95
                               ---------                   --------                   --------
Outstanding at end of the
year                             242,127       $  2.60      807,368       $   2.20     849,868       $  2.49
                               =========                    =======                    =======
Options exercisable at
end of year                      242,127                    807,368                    849,868
                               =========                    =======                    =======
Weighted-average fair
value of options granted
during the year                $      --                   $     --                   $     --
                               =========                   ========                   ========



The following information applies to options outstanding at December 31, 1999:


                                            Options Outstanding                        Options Exercisable
                           ---------------------------------------------------    -------------------------------
                                            Weighted -
                                             Average              Weighted -                        Weighted -
       Range of                             Remaining              Average                           Average
   Exercise Prices          Shares       Contractual Life       Exercise Price      Shares        Exercise Price
   ---------------         -------       ----------------       --------------    ------------    ---------------
       $ 1.000              25,000             2.66                $ 1.00            25,000           $ 1.00
    $1.938-$2.625          200,432             2.36                $ 2.36           200,432           $ 2.36
       $ 4.000               7,375             2.66                $ 4.00             7,375           $ 4.00
       $11.000               9,320             2.61                $11.00             9,320           $11.00
                           -------                                                  -------
                           242,127                                                  242,127
                           =======                                                  =======


                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements



f. BASIC AND DILUTED NET LOSS PER COMMON SHARE

The following table reflects the computation of the basic and diluted net loss per common share:


                                                            Years Ended December 31,
                              ----------------------------------------------------------------------------------------
                                        1999                           1998                           1997
                              -------------------------       -------------------------       ------------------------
                                              Per-Share                      Per-Share                       Per-Share
                               Amount          Amount          Amount          Amount          Amount          Amount
                              --------       ----------       --------       ----------       --------       ---------
Loss from continuing
  Operations                  $(13,424)      $    (0.75)      $(12,521)      $    (0.94)      $ (9,174)      $   (1.00)
Dividends on preferred
  Stock                           (120)           (0.01)          (176)           (0.01)          (240)          (0.03)
                              --------       ----------       --------       ----------       --------       ---------

Loss available to common
  shareholders'                (13,544)           (0.76)       (12,697)           (0.95)        (9,414)          (1.03)
Gain from discontinued
  Operations                        --               --            136             0.01            181            0.02
Extraordinary items -
  gain (loss)                       --               --          3,145             0.24             --              --
                              --------       ----------       --------       ----------       --------       ---------
Net loss                      $(13,544)      $    (0.76)      $ (9,416)      $    (0.70)      $ (9,233)      $   (1.01)
                              ========       ==========       ========       ==========       ========       =========

Weighted average
  common shares
    outstanding                 17,802                          13,310                           9,164
                              ========                        ========                        ========

The Company has issued potential common share securities (see Notes 5a and 5e) that could potentially dilute basic earnings per share in the future. These securities were not included in the computations of net loss per common share presented in the financial statements because they were anti-dilutive. Potentially dilutive securities not included in the loss per share calculation included 242,127 stock options and 2,857,143 common equivalent shares of convertible preferred stock.

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements



7. INCOME TAXES

Income tax expense differs from the amounts computed by applying the statutory federal tax rate to income before income taxes. The difference is reconciled as follows (in thousands):


                                                                              Years Ended December 31,
                                                                        ----------------------------------
                                                                          1999         1998          1997
                                                                        --------      -------       -------
Tax benefit computed at federal  and state statutory rate               $(5,101)      $(3,511)      $(3,417)

Financial  statement losses that are not deductible for income tax
purposes                                                                     20            26            21

Financial  statement  losses and tax  credits  with no tax benefit as a result of net operating loss carryforwards
                                                                          5,081         3,485         3,396
                                                                        -------       -------       -------
                                                                        $    --       $    --       $    --
                                                                        =======       =======       =======

At December 31, 1999, the Company has a federal net operating loss carryforward of approximately $88.5 million. In addition, the Company has various state net operating loss carryforwards.

As a result of certain cumulative changes in the Company's stock ownership over the years, the use of the Company's federal net operating loss carryforward may be substantially limited. In 2005, certain portions of the federal net operating loss carryforward begin to expire.

Differences between pre-tax income for financial reporting purposes and taxable income for income tax purposes relate primarily to allowances for doubtful accounts, valuation reserves, accrued compensation and financial statement expenses recorded for certain stock option transactions.

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


Deferred tax assets and liabilities at December 31, 1999, and 1998, arose from the following items (in thousands):

                                                                1999             1998
                                                               -------          -------
        Deferred tax assets:
        Allowance for doubtful accounts receivable             $ 1,022          $ 1,326
        Accrued compensation                                       136              151
        Outstanding stock options issued for services              228              228
        Net operating loss carryforward                         33,632           28,231
                                                               -------          -------
                                                                35,018           29,936
        Valuation allowance                                     35,018           29,936
                                                               -------          -------
        Net deferred amount                                    $    --          $    --
                                                               =======          =======

8. RELATED PARTY TRANSACTIONS

The Financing Source is being categorized as a related party due to the Financing Source's stock ownership in and its ability to exercise control over the operations of the Company.

Healthcare Capital, LLC ("HCC"), formerly know as Intercontinental Investment Associates, Ltd., is affiliated with the Financing Source via common individual owners. At December 31, 1999, HCC is the Company's major shareholder. HCC owns directly and/or indirectly 47.54% or 11,028,717 of the 23,751,920 shares of the issued and outstanding shares of the Company's $.002 par value Common Stock as of December 31, 1999. The ownership percentage and the number of shares owned do not take into account following:

         a) the 800,000 shares of the Company's Series G Preferred Stock, which are convertible into the Company's Common Stock, owned by HCC,

         b) dividends in arrears of $30,000 on the Company's Series G Preferred Stock as of December 31, 1999, which are anticipated to be paid by the issuance of a yet to be determined number of shares of the Company's Common Stock, or

         c) shares of the Company's Common Stock issued and held in street name.

During the year ended December 31, 1999, the Company paid $145,644 of dividends in arrears to HHC on the Company's Series G Preferred Stock via the issuance of 1,163,795 shares of the Company's Common Stock.

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


At December 31, 1999, the Company is indebted to the Financing Source in the amount of $57.4 million.

9. EXTRAORDINARY ITEMS

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

The Company, pursuant to a union contract at the Company's hospital, contributes up to $550 per Plan year for eligible union participants. Company contributions are discretionary per Plan year for eligible non-union participants.

Employees are eligible to participate in the Plan based on the number of hours worked in the Plan year and the attainment of a certain age. Company and employee contributions vest 100% in the first year.

Company contributions to the Plan for the year ended December 31, 1999, 1998 and 1997 aggregated approximately $52,000, $60,000, and $68,000, respectively.

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


11. COMMITMENTS AND CONTINGENCIES

a. LEASES

The Company leases its operating and other facilities, as well as certain equipment, under noncancelable leases with initial lease terms of one to ten years; also, the Company leases one of its facilities from the Financing Source with an initial lease term of twenty years. Certain of the facilities leases provide for optional renewal periods. Scheduled future minimum commitments under operating leases with remaining terms subsequent to December 31, 1999 are as follows (in thousands):


            Years Ending                 All              Related-Party
            December 31,                Leases               Leases
            ------------               --------           -------------

                2000                   $  1,512              $ 1,146
                2001                      1,285                1,146
                2002                      1,189                1,146
                2003                      1,150                1,145
                2004                      1,146                1,145
             Thereafter                  12,888               12,888
                                        -------              -------
                                        $19,170              $18,616
                                        =======              =======

Scheduled future minimum commitments under capital lease obligations with remaining terms subsequent to December 31, 1999 are as follows (in thousands):

            Years Ending                 All              Related-Party
            December 31,                Leases               Leases
            ------------               --------           -------------

                 2000                   $   131              $    66
                 2001                        92                   66
                 2002                        20                   17
                 2003                        --                   --
                 2004                        --                   --
              Thereafter                     --                   --
                                        -------              -------
                                            243                  149
Less amounts
  Representing interest                     (22)                 (14)
                                        -------              -------

Present value of remaining
  minimum capital lease
  payments                                  221                  135

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


Less:
  Scheduled current portion                (115)                 (57)
  Non-current obligations
    Reclassified to current                  (7)                  --
                                        -------              -------
Long-term obligations
  under capital leases                       99                   78
                                        =======              =======

Rent expense was approximately (in thousands) $1,584, $1,643, and $1,752, for the years ended December 31, 1999, 1998 and 1997, respectively.

b. CONTRACTS

The Company has entered into contracts with various individuals and entities to provide patient and other services for the Company. Scheduled future minimum commitments under these contracts with remaining terms subsequent to December 31, 1999 are as follows (in thousands):

   -------------------------------
            Years Ending
            December 31,
   -------------------------------
                2000                  $   508
                2001                      161
                2002                       19
                2003                       --
                2004                       --
             Thereafter                    --
                                      -------
                                          688
                                      =======

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

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


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

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


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

d. LEGAL PROCEEDINGS

The Company, in March 1995, received from the U.S. Securities and Exchange Commission (the "Commission") a Formal Order Directing Private Investigation And Designating Officers To Take Testimony In The Matter of Rx Medical Services Corp., dated March 8, 1995. The Company has been advised by the Commission that the investigation is confidential and should not be construed as an indication by the Commission or its staff that any violation of law has occurred. No proceedings in furtherance of this investigation have occurred; however, no assurance can be given that this investigation will not be activated in the future.

In July 1998, an action was commenced against the Company in the Superior Court of California, County of Contra Costa, under the title NORTH BAY MRI ASSOCIATES
V. RX MEDICAL SERVICES CORP. (Case No. C 98-02610). The complaint stated many issues though the primary issue was that Rx Medical Services Corp. guaranteed the performance of a lease agreement entered into by a partnership of which a subsidiary of Manatee was a general partner. This subsidiary was included in voluntary bankruptcy petition of Manatee filed on April 4, 1996. The Company chose not to defend against this action and on October 20, 1998, a judgment by default was entered against the Company in the amount of $1,432,900. The Company has established a

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements



liability account for the full amount of the judgment. In
February 2002, the Company settled with the plaintiffs in the amount of $80,000 cash and 210,000 shares of common stock from the Chief Executive Officer. The settlement is contingent upon the Company remaining solvent fro 120 days subsequent to the settlement date.

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

e. UNION CONTRACT

The Company's hospital has entered into an agreement with the United Mine Workers of America and its District 28 and its Local Union 7528 (the "Union") whereby the Union acts as the sole and exclusive bargaining representative in respect to wages, hours, other working conditions for all employees affiliated with the Union. This agreement can be renegotiated annually, by either party giving the other party written notice of its desire to modify or terminate the agreement, 90 days before the agreements' anniversary date of September 20.

12. SUBSEQUENT EVENTS

On January 3, 2000, stock options to acquire 78,500 shares of the Company's Common Stock expired unexercised.

In 2000, the Company ceased operations in California and significantly curtailed operations in Florida of the biological product distribution business.

                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements


In the case of NORTH BAY MRI ASSOCIATES V. RX MEDICAL SERVICES CORP. (Case No. C 98-02610), in February 2002, the Company settled with the plaintiffs in the amount of $80,000 cash and 210,000 shares of common stock from the Chief Executive Officer. The settlement is contingent upon the Company remaining solvent for 120 days subsequent to the settlement date.

13. SEGMENT INFORMATION

The Company operates in two business segments: the operation of hospitals and medical clinics, and the distribution of biological products. The following presents information on the two business segments (in thousands):


                                 Years ended
                                 December 31
                                   Years     Hospitals
                                   ended       and
                                 December     Medical      Biological
                                    31        Clinics       Products       Corporate        Total
                                   ----      ---------     ----------      ---------      --------
Revenues                           1999      $ 12,077       $    732       $     --       $ 12,809
                                   1998      $ 15,486       $  1,012       $     --       $ 16,498
                                   1997      $ 19,627       $    345       $     --       $ 19,972
                                   ----      --------       --------       --------       --------
Operating profit (loss)            1999      $ (3,614)      $     52       $   (915)      $ (4,477)
                                   1998      $ (2,856)      $    163       $ (1,220)      $ (3,913)
                                   1997      $ (1,236)      $   (317)      $ (1,322)      $ (2,875)
                                   ----      --------       --------       --------       --------
Capital expenditures
(including capital
leases)                            1999      $     40       $     --       $      8       $     48
                                   1998      $    316       $     --       $     --       $    316
                                   1997      $    235       $      9       $    104       $    348
                                   ----      --------       --------       --------       --------
Depreciation and
amortization expense               1999      $    230       $      5       $     11       $    246
                                   1998      $    213       $      4       $     26       $    243
                                   1997      $    140       $      1       $     35       $    176
                                   ----      --------       --------       --------       --------
Identifiable assets at
year end                           1999      $  3,327       $    126       $     38       $  3,491
                                   1998      $  5,286       $     16       $     38       $  5,340
                                   1997      $  6,165       $     40       $    268       $  6,473
                                   ----      --------       --------       --------       --------


                            Rx Medical Services Corp.
                   Notes to Consolidated Financial Statements



14. FOURTH QUARTER ADJUSTMENTS

The Company recorded significant fourth quarter adjustments which effected the net losses for the following years. Following is a summary of such adjustments (unaudited, in thousands):

                                        1999            1998            1997
                                       ------          ------          ------
Provision for legal judgement          $   --          $1,130          $   --
                                       ======          ======          ======

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results for the years 1998 and 1999 are set forth in the following table:
                                                                        Diluted
                                                                          Net
                                                                          Loss
                                          Loss from                       Per
                             Operating    Continuing                     Common
                 Revenues      Loss       Operations      Net Loss       Share
                 --------    ---------    ----------      --------      -------
                             (In thousands, except per share data)
1999

1st Quarter      $ 3,332         (967)       (3,118)       (3,118)        (0.18)
2nd Quarter        3,038       (1,316)       (3,374)       (3,374)        (0.19)
3rd Quarter        2,918       (1,335)       (3,734)       (3,734)        (0.20)
4th Quarter        3,521         (859)       (3,198)       (3,198)        (0.19)
                 -------      -------       -------       -------          ----
Total            $12,809       (4,477)      (13,424)      (13,424)        (0.76)
                 =======      =======       =======       =======          ====

1998

1st Quarter      $ 4,667         (268)       (1,768)       (1,725)        (0.19)
2nd Quarter        4,257       (1,031)       (2,937)       (2,906)        (0.31)
3rd Quarter        4,200       (1,038)       (3,187)           39          0.00
4th Quarter        3,374       (1,577)       (4,679)       (4,648)        (0.20)
                 -------      -------       -------       -------          ----
Total            $16,498       (3,914)      (12,571)       (9,240)        (0.70)
                 =======      =======       =======       =======          ====

                            RX MEDICAL SERVICES CORP.

                                   Schedule II
                        Valuation and Qualifying Accounts

                             (Dollars in thousands)



                                                           Additions
                                          Balance at      charged to                                       Balance at
                                          beginning       costs and                                          end of
                                          of period        expenses        Deductions     Adjustments        period
                                          ---------       ---------        ----------     -----------      ----------
YEAR ENDED DECEMBER 31, 1999

  Allowance for doubtful
    accounts receivable                    $3,488          $ 1,711          $ 2,509          $   --          $2,690
                                           ======          =======          =======          ======          ======

Allowance for uncollectible notes
   and other receivables                   $  263          $    --          $   263          $   --          $   --
                                           ======          =======          =======          ======          ======

YEAR ENDED DECEMBER 31, 1998:

  Allowance for doubtful
    accounts receivable                    $3,730          $ 1,389          $ 1,631          $   --          $3,488
                                           ======          =======          =======          ======          ======

Allowance for uncollectible notes
   and other receivables                   $  671          $    --          $   408          $   --          $  263
                                           ======          =======          =======          ======          ======

YEAR ENDED DECEMBER 31, 1997:

  Allowance for doubtful
    accounts receivable                    $3,607          $ 1,705          $   798          $ (784)         $3,730
                                           ======          =======          =======          ======          ======

Allowance for uncollectible notes
   and other receivables                   $  671          $    --          $    --          $   --          $  671
                                           ======          =======          =======          ======          ======


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RX MEDICAL SERVICES CORP.

                                       By: /s/ Michael L. Goldberg
                                           -------------------------------------
                                               Michael L. Goldberg
                                               Chief Executive Officer

                              Dated: March 21, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Michael L. Goldberg             Director, Chairman and              Dated:  March 21, 2002
--------------------------------    Chief Executive Officer
    Michael L. Goldberg




/s/ Phillip E. Pearce               Director                            Dated:  March 24, 2002
--------------------------------
Phillip E. Pearce


/s/ Michael J. Pickering, M.D.      Director                            Dated:  March 22, 2002
--------------------------------
Michael J. Pickering, M. D.


/s/ Greg A. Berube                  Chief Financial Officer             Dated:  March 21 2002
--------------------------------
Greg A. Berbue


