Form 10-Q
period 2000-03-31
RX MEDICAL SERVICES CORP
filed 2002-05-08
CIK 868825

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 1-10963

Rx MEDICAL SERVICES CORP.

(Exact name of registrant as specified in its charter)

Nevada	87-0436782

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

888 East Las Olas Boulevard, Suite 210, Fort Lauderdale, Florida 33301

(Address of principal executive offices) (Zip code)

(954) 462-1711

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The number of shares outstanding of the registrant’s common stock, par value $.002 per share, at April 30, 2002, was 23,146,366 shares.

1 of 16

Rx MEDICAL SERVICES CORP.

FORM 10-Q

Three Months Ended March 31, 2000

2 of 16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rx MEDICAL SERVICES CORP.
Consolidated Statements of Operations
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,

	2000	1999

	(Unaudited)	(Unaudited)

Revenues:

Hospitals and medical clinics	$2,320	$3,159

Biological products	—	173

	2,320	3,332

Costs and expenses:

Compensation and benefits	1,688	2,243

Biological products	—	88

Supplies	262	342

Fees for services	290	311

Bad debts	208	366

Depreciation and amortization	37	63

Occupancy	106	160

Occupancy-related party	241	241

Equipment rental and maintenance	94	98

Equipment rental — related party	46	46

Other	166	341

	3,138	4,299

Operating loss	(818)	(967)

Other income (expense):

Interest	(10)	(22)

Interest — related party	(2,450)	(1,926)

Loss on settlement of liabilities	—	(249)

Other income	38	46

	(2,422)	(2,151)

Net loss	$(3,240)	$(3,118)

Net loss per common share	$(0.14)	$(0.18)

The accompanying notes are an integral part of these financial statements.

3 of 16

Rx MEDICAL SERVICES CORP.
Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	December 31,
	2000	1999

	(Unaudited)

Assets:

Current assets:

Cash	$179	$46

Accounts receivable (less allowance for doubtful accounts of $2,573 and $2,690 at 2000 and 1999, respectively)	2,533	2,630

Inventories	329	322

Other	97	78

Total current assets	3,138	3,076

Property and equipment, at cost

Equipment	706	706

Furniture, fixtures and improvements	92	92

	798	798

Less: accumulated depreciation and amortization	(438)	(401)

	360	397

Other assets	16	18

Total assets	$3,514	$3,491

The accompanying notes are an integral part of these financial statements.

4 of 16

Rx MEDICAL SERVICES CORP.
Consolidated Balance Sheets (continued)
(Dollars in thousands)

	March 31,	December 31,
	2000	1999

	(Unaudited)
Liabilities and shareholders’ deficit:

Current liabilities:

Notes payable	$16	$16

Notes payable — related party	60,155	56,544

Accounts payable	5,422	6,430

Accrued liabilities	837	872

Accrued liabilities — related party	168	166

Accrued compensation, benefits and related taxes	1,158	1,254

Current portion of long-term debt	—	—

Current portion of long-term debt — related party	104	100

Current portion of capital lease obligations	59	65

Current portion of capital lease obligations — related party	58	57

Total current liabilities	67,977	65,504

Long-term liabilities:

Long-term debt	—	—

Long-term debt — related party	333	361

Obligations under capital leases	20	21

Obligations under capital leases — related party	63	78

Total long-term liabilities	416	460

Total liabilities	68,393	65,964

Commitments and contingencies	—	—

Shareholders’ deficit:

Convertible preferred stock, $.001 par value, authorized shares 1,500,000, issued and outstanding 800,000 shares at 2000 and 1999; aggregate liquidation preference of $60 and $30 at 2000 and 1999, respectively	1	1

Common stock, $.002 par value, authorized 25,000,000 shares, issued and outstanding 23,751,920 shares at 2000 and 1999, respectively	47	47

Additional paid-in capital	44,859	44,025

Accumulated deficit	(109,785)	(106,545)

Treasury stock, 605,554 shares of common stock, at par value, at 2000 and 1999, respectively	(1)	(1)

Total shareholders’ deficit	(64,879)	(62,473)

Total liabilities and shareholders’ deficit	$3,514	$3,491

The accompanying notes are an integral part of these financial statements.

5 of 16

Rx MEDICAL SERVICES CORP.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,

	2000	1999

	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net loss	$(3,240)	$(3,118)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	37	63

Provision for bad debts	208	366

Loss on settlement of liabilities	—	249

Changes in operating assets and liabilities:

Increase in accounts receivable	(110)	(298)

Increase in inventories	(7)	(44)

Increase in other assets	(17)	(83)

Increase (decrease) in accounts payable and accrued liabilities	(418)	511

Decrease in accrued liabilities — related party	0	(16)

Net cash used in operating activities	(3,547)	(2,370)

Cash flows from investing activities:

Acquisition of property and equipment	—	(8)

Net cash used in investing activities	—	(8)

Cash flows from financing activities:

Proceeds from notes payable — related party	3,724	2,447

Payments on notes payable, long-term debt and obligations under capital leases	(6)	(13)

Payments on notes payable, long-term debt and obligations under capital leases — related party	(38)	(35)

Net cash provided by financing activities	3,680	2,399

Net increase in cash	133	21

Cash — beginning of period	46	22

Cash — end of period	$179	$43

The accompanying notes are an integral part of these financial statements.

6 of 16

Rx MEDICAL SERVICES CORP.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

The following is supplementary information relating to the consolidated statement of cash flows:

For the three months ended March 31, 2000 and 1999, interest paid, including interest on obligations under capitalized leases was $2,461 and $1,963, respectively. No income taxes were paid during these periods.

After Consolidated Health Corporation of Pittsburgh, Inc. (PSH) was sold effective December 30, 1999, the Financing Source provided $112,917, net, to process PSH transactions on behalf of Allcare. In addition, the Financing Source settled $751,074 of PSH’s trade debts. (See Note 2.)

The accompanying notes are an integral part of these financial statements.

7 of 16

Rx MEDICAL SERVICES CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the audited annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K for the year ended December 31, 1999 of Rx Medical Services Corp. (the “Company”), as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 1999 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $64.9 million at March 31, 2000, is in default with respect to certain indebtedness and there are uncertainties regarding the Company’s compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company’s ability to continue as a going concern is dependent on the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. and its affiliates (the “Financing Source”) or an alternative source, without which funding the Company’s ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached operational profitability, it has several plans of action in progress designed to improve profitability, as well as, cash flow. The Company intends to continue reorganizing the hospital ownership and management business.

As mentioned above, the Company intends to continue reorganizing the hospital ownership and management line of business. This line of business has and currently is incurring significant operating losses due to a reduction in patient services eligible for reimbursement and reimbursement rates from third party payors, such as Medicare and Medicaid. The Company anticipates entering into an agreement to sell or to close the hospital it currently operates. There can be no assurance that suitable candidates can be found or that a sale can be negotiated on terms acceptable or economically feasible to the Company. If the Company can not find a suitable candidate to acquire its hospital, the Company may have to or could be forced to close the remaining hospital it operates.

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

Note 2 — Settlement of Liabilities

Effective December 30, 1999, the Company entered into an Agreement For The Sale And Purchase of Assets of Consolidated Health Corporation of Pittsburgh, Inc. (PSH) to ACCI/Allcare of Pennsylvania, Inc. (AllCare). Although effective control of PSH was transferred to Allcare on December 30, 1999, the Company continued to process certain PSH transactions on behalf of Allcare. None of these transactions were recorded in the Company’s statement of operation for the three months ended March 31, 2000. The Company was not compensated for these processing services. The Financing Source funded PSH’s working capital needs. The net value of transactions processed on behalf of Allcare for the three months ended March 31, 2000 resulted in a liability by the Company to the Financing Source of $112,917. The Financing Source forgave this liability, however no gain or loss was recorded on the forgiveness of the liability. The Company recorded the forgiveness to paid in capital due to the related party aspects of the transactions.

In addition, Allcare was engaged as an agent to attempt to settle the trade debts of PSH. The Financing Source funded $500,000 to settle $751,074 of PSH’s trade debts. No gain or loss was recorded for the settlement of the liability. The Company recorded $751,074 to paid in capital due to the related party aspects of the transaction.

Note 3 — Earnings Per Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires public companies to present basic earnings (net loss) per share and, if applicable, diluted earnings (net loss) per share for all periods that statements of operations are presented. The statement is effective for all financial statements issued for periods ending after December 15, 1997 and requires restatement of earnings (net loss) per share for all periods presented.

The Company has only presented basic net loss per share since (a) the potential common shares of the Company would be anti-dilutive and (b) the Company has reflected net losses from continuing operations for all periods presented and thus the diluted net loss per share would be the same as basic net loss per share.

9 of 16

Rx MEDICAL SERVICES CORP.
Notes to Consolidated Financial Statements
(Unaudited)

The following table reflects the computation of the net loss per common share:

		Three Months Ended March 31,

	2000		1999

		Per-Share		Per-Share
	Amount	Amount	Amount	Amount

Loss from continuing operations	$(3,240)	$(0.14)	$(3,118)	$(0.17)

Dividends on preferred stock	(30)	(0.00)	(30)	(0.01)

Loss available to common shareholders’	(3,270)	(0.14)	(3,148)	(0.18)

Other items	—	—	—	—

Net loss	$(3,270)	$0.14)	$(3,148)	$(0.18)

Weighted average common shares outstanding	23,146		17,983

The Company has issued potential common share securities that could potentially dilute basic earnings per share in the future. These securities were not included in the computations of net loss per common share presented in the financial statements because they were anti-dilutive. Potentially dilutive securities not included in the loss per share calculation included 163,627 stock options and 83,000,000 common equivalent shares of convertible preferred stock.

Note 4 — Notes Payable — Related Party

Notes payable collateralized by certain accounts receivable and equipment of approximately $60.2 million at March 31, 2000, is included in current liabilities because the Company has defaulted the required payments.

Note 5 — Legal Proceedings

The Company, in March 1995, received from the U.S. Securities and Exchange Commission (the “Commission”) a Formal Order Directing Private Investigation And Designating Officers To Take Testimony In The Matter of Rx Medical Services Corp., dated March 8, 1995. The Company has been advised by the Commission that the investigation is confidential and should not be construed as an indication by the Commission or its staff that any violation of law has occurred. No proceedings in furtherance of this investigation have occurred; however, no assurance can be given that this investigation will not be activated in the future.

10 of 16

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

In November 1998, an action was commenced against Biologic Health Care, which the Company’s wholly owned subsidiary RxMIC was a 25% general partner, in the Superior Court of California, County of Santa Clara, under the title of CENTEON LLC V. BIOLOGIC HEALTH (Case No. CV775830). The complaint stated that BHC owed Centeon LLC for biological and other medical products purchased but not paid for. The partnership was subsequently dissolved and Centeon LLC on January 8, 1999, entered and was granted a default judgment against RxMIC, who was the 25% general partner in BHC, and Biologic Health Resources, who was the 75% general partner in BHC, in the amount of $437,343. This default judgment as of May 22, 2000, had increased to $472,245. The Company has not established a liability account for this judgment as the only asset of RxMIC was the investment in the BHC partnership, which was written off in a previous year, and the Company did not guarantee the performance of BHC or RxMIC. Therefore, Centeon LLC, in the Company’s opinion, has no viable way to collect on the default judgment granted to them.

In addition to the foregoing, the Company is involved in routine litigation arising in the ordinary course of its business which the Company believes would not have a material adverse effect on its financial position.

11 of 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues from hospitals and medical clinics for the three months ended March 31, 2000 were $2.3 million compared to $3.1 million for the three months ended March 31, 1999. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at the Dickenson County Medical Center (“DCMC”) which resulted in a decrease of revenues of approximately $0.2 million; (b) the sale of the Pittsburgh Specialty Hospital (“PSH”), in Pittsburgh Pennsylvania effective December 30, 1999 which resulted in a decrease in patient revenue of approximately $0.5 million, and (c) closing the Smith County Hospital (“SCH”), in Raleigh, Mississippi effective August 31, 1999 which resulted in a decrease in patient revenue of approximately $0.1 million.

There were no revenues generated from the distribution of biological products for the three months ended March 31, 2000 as compared to $0.2 million for the three months ended March 31, 1999. This decrease in revenues is primarily due to the Company facing challenges in securing reliable suppliers of biological products in which to distribute.

Costs and expenses decreased 28% to $3.1 million for the three months ended March 31, 2000 from $4.3 million for the three months ended March 31, 1999. Of these 2000 expenses, hospital management operations accounted for $2.9 million, biological product distribution accounted for $0.1 million, and the corporate expenses of the Company were $0.1 million. The decrease in costs and expenses is primarily the result of (a) a decrease in patient services provided at DCMC resulting in a decrease of costs and expenses of approximately $0.1 million; (b) the sale of PSH effective December 30, 1999, resulting in a decrease of costs and expenses of approximately $0.7 million; (c) closing SCH effective August 31, 1999, resulting in a decrease of costs and expenses of approximately $0.2 million and (c) a cumulative decrease at other Company hospital and medical clinics and the Company’s corporate headquarters of approximately $0.2 million.

Interest expense increased 31% to $2.5 million for the three months ended March 31, 2000 from $1.9 million for the three months ended March 31, 1999. This increase is due to a higher level of borrowings from the Financing Source. (see “Financial Condition, Liquidity, and Capital Resources” below).

12 of 16

Financial Condition, Liquidity, and Capital Resources

During the three months ended March 31, 2000, the Company’s working capital deficit increased by approximately $2.4 million to $64.9 million. This increase in the working capital deficit was primarily due to a $3.6 million increase in the level of funding from the Financing Source, and a $1 million decrease in Accounts Payable. Through March 31, 2000, the Company’s ability to continue as a going concern is dependent on the continued funding of its operations by the Financing Source. Without this funding, the Company’s ability to operate its business would be adversely impacted. However, until the Company’s revenues increase so as to exceed the Company’s operating expenses, the Company will continue to utilize funding from the Financing Source, or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source are insufficient to pay the Company’s operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company’s current operations (i.e. hospital management and biological product distribution) are presently being funded through financing agreements with the Financing Source and the Company’s various operating facilities. Financing agreements exist between the Financing Source, the Company and five of the Company’s operating subsidiaries.

While the Company has not yet reached profitability operationally, it has several plans of action in progress designed to improve profitability, as well as, cash flow. The Company intends to continue reorganizing the hospital operation and management business. The Company is also looking to expand its presence, through joint ventures and/or acquisitions, into new markets in related health care businesses with perceived growth potential. There can be no assurance, however, that the Company will achieve these strategic objectives.

Going Concern

The reports of the independent auditors of the Company on its 1999, 1998 and 1997 consolidated financial statements express substantial doubt about the Company’s ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency, delinquencies and defaults on its accounts payable and other outstanding liabilities, litigation, as well as, to the uncertainty of the Company’s compliance with certain Medicare and state statutes and regulations. As of January 1, 1995, the Company was unable to comply with certain provisions of the OBRA 1993 amendments to the Stark Act, as well as, certain similar state statutes. Although the Company has not been the subject of, and is not currently the subject of, any administrative proceedings concerning violations of federal or state self-referral statutes or regulations, in the event that the Company is found to have violated such statutes and regulations, it could be subject to cumulative fines and penalties and could also be required to make refunds, which may aggregate up to approximately $50.0 million. The Company believes, however, that due to the filing of the Chapter 7 bankruptcy petition for Manatee, the Company’s subsidiary that operated the medical diagnostic services business segment, in April 1996, the likelihood of such enforcement actions occurring is remote.

As mentioned in the Financial Condition section, the Company is dependent on the continued funding currently being received from the Financing Source to continue operations. The discontinuance of such funding, and the unavailability of financing to replace such funding, could result in the Company ceasing its operations.

13 of 16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, in March 1995, received from the U.S. Securities and Exchange Commission (the “Commission”) a Formal Order Directing Private Investigation And Designating Officers To Take Testimony In The Matter of Rx Medical Services Corp., dated March 8, 1995. The Company has been advised by the Commission that the investigation is confidential and should not be construed as an indication by the Commission or its staff that any violation of law has occurred. No proceedings in furtherance of this investigation have occurred; however, no assurance can be given that this investigation will not be activated in the future.

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

In November 1998, an action was commenced against Biologic Health Care, which the Company’s wholly owned subsidiary RxMIC was a 25% general partner, in the Superior Court of California, County of Santa Clara, under the title of CENTEON LLC V. BIOLOGIC HEALTH (Case No. CV775830). The complaint stated that BHC owed Centeon LLC for biological and other medical products purchased but not paid for. The partnership was subsequently dissolved and Centeon LLC on January 8, 1999, entered and was granted a default judgment against RxMIC, who was the 25% general partner in BHC, and Biologic Health Resources, who was the 75% general partner in BHC, in the amount of $437,343. This default judgment as of May 22, 2000, had increased to $472,245. The Company has not established a liability account for this judgment as the only asset of RxMIC was the investment in the BHC partnership, which was written off in a previous year, and the Company did not guarantee the performance of BHC or RxMIC. Therefore, Centeon LLC, in the Company’s opinion, has no viable way to collect on the default judgment granted to them.

14 of 16

In addition to the foregoing, the Company is involved in routine litigation arising in the ordinary course of its business which the Company believes would not have a material adverse effect on its financial position.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Notes payable collateralized by certain accounts receivable and equipment of approximately $60.2 million at March 31, 2000, is included in current liabilities because the Company has defaulted the required payments.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports On Form 8-K

15 of 16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rx MEDICAL SERVICES CORP.

By: /s/ Michael L. Goldberg Michael L. Goldberg Director, Chairman, and Chief Executive Officer

Date: May 8, 2002

By: /s/ Greg A. Berube

Greg A. Berube Chief Financial Officer

Date: May 8, 2002

16 of 16