Form 10-Q
period 2000-06-30
RX MEDICAL SERVICES CORP
filed 2002-05-08
CIK 868825

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

1 of 17

Rx MEDICAL SERVICES CORP.

FORM 10-Q

Six Months Ended June 30, 2000

2 of 17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Rx MEDICAL SERVICES CORP.
Consolidated Statements of Operations
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:

Hospitals and medical clinics	$2,403	$2,743	$4,723	$5,902

Biological products	—	295	—	467

	2,403	3,038	4,723	6,369

Costs and expenses:

Compensation and benefits	1,664	2,212	3,352	4,456

Biological products	—	185	—	273

Supplies	254	280	517	622

Fees for services	314	284	604	594

Bad debts	193	384	401	751

Depreciation and amortization	36	63	73	126

The Financing Source settled $1,121,006 of PSH’s trade debts. (See Note 2.)	128	152	234	313

Occupancy-related party	241	241	481	481

Equipment rental and maintenance	93	118	187	216

Equipment rental-related party	46	46	92	92

Other	184	389	349	730

	3,153	4,354	6,290	8,654

Operating loss	(750)	(1,316)	(1,567)	(2,285)

Other income (expense):

Interest	(12)	(27)	(22)	(49)

Interest — related party	(2,639)	(2,118)	(5,089)	(4,044)

Gain (loss) on settlement of liabilities	—	64	—	(184)

Other income	102	23	139	69

	(2,549)	(2,058)	(4,972)	(4,208)

Net loss	$(3,299)	$(3,374)	$(6,539)	$(6,493)

Net loss per common share	$(0.14)	$(0.19)	$(0.29)	$(0.36)

The accompanying notes are an integral part of these financial statements.

3 of 17

Rx MEDICAL SERVICES CORP.
Consolidated Balance Sheets
(Dollars in thousands)

	June 30,	December 31,
	2000	1999

	(Unaudited)
Assets:

Current assets:

Cash	$100	$46

Accounts receivable (less allowance for doubtful accounts of $2,472 and $2,690 at 2000 and 1999, respectively)	2,683	2,630

Inventories	281	322

Other	58	78

Total current assets	3,122	3,076

Property and equipment, at cost

Equipment	706	706

Furniture, fixtures and improvements	92	92

The Financing Source settled $1,121,006 of PSH’s trade debts. (See Note 2.)	798	798

Less: accumulated depreciation and amortization	(473)	(401)

	325	397

Other assets	11	18

Total assets	$3,458	$3,491

The accompanying notes are an integral part of these financial statements.

4 of 17

Rx MEDICAL SERVICES CORP.
Consolidated Balance Sheets (continued)
(Dollars in thousands)

	June 30,	December 31,
	2000	1999

	(Unaudited)
Liabilities and shareholders’ deficit:

Current liabilities:

Notes payable	$16	$16

Notes payable — related party	63,625	56,544

Accounts payable	4,909	6,430

Accrued liabilities	913	872

Accrued liabilities — related party	196	166

Accrued compensation, benefits and related taxes	1,045	1,254

Current portion of long-term debt	—	—

Current portion of long-term debt — related party	108	100

Current portion of capital lease obligations	60	65

Current portion of capital lease obligations-related party	59	57

Total current liabilities	70,931	65,504

The Financing Source settled $1,121,006 of PSH’s trade debts. (See Note 2.)

Long-term debt	—	—

Long-term debt — related party	305	361

Obligations under capital leases	12	21

Obligations under capital leases-related party	48	78

Total long-term liabilities	365	460

Total liabilities	71,296	65,964

Commitments and contingencies	—	—

Shareholders’ deficit:

Convertible preferred stock, $.001 par value, authorized shares 1,500,000, issued and outstanding 800,000 shares at 2000 and 1999; aggregate liquidation preference of $90 and $30 at 2000 and 1999, respectively	1	1

Common stock, $.002 par value, authorized 25,000,000 shares, issued and outstanding 23,751,920 shares at 2000 and 1999, respectively	47	47

Additional paid-in capital	45,199	44,025

Accumulated deficit	(113,084)	(106,545)

Treasury stock, 605,554 shares of common stock, at par value, at 2000 and 1999, respectively	(1)	(1)

Total shareholders’ deficit	(67,838)	(62,473)

Total liabilities and shareholders’ deficit	$3,458	$3,491

The accompanying notes are an integral part of these financial statements.

5 of 17

Rx MEDICAL SERVICES CORP.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,

	2000	1999

	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net loss	$(6,539)	$(6,493)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	73	126

Provision for bad debts	401	751

Loss on sales of property and equipment	2	12

Loss on settlement of liabilities	—	184

Changes in operating assets and liabilities, net of effects of acquisition:

Increase in accounts receivable	(455)	(255)

(Increase) decrease in inventories	41	(101)

Increase in other assets	27	(50)

Increase (decrease) in accounts payable and accrued liabilities	(627)	574

Increase (decrease) in accrued liabilities — related party	30	8

Net cash used in operating activities	(7,047)	(5,244)

Cash flows from investing activities:

Proceeds from the disposition of property and equipment	1	—

Acquisition of property and equipment	(3)	(20)

Net cash used in investing activities	(2)	(20)

Cash flows from financing activities:

Proceeds from notes payable and long-term debt — related party	7,193	5,494

Payments on notes payable, long-term debt and obligations under capital leases	(14)	(24)

Payments on notes payable, long-term debt and obligations under capital leases — related party	(76)	(71)

Net cash provided by financing activities	7,103	5,399

Net increase in cash	54	135

Cash — beginning of period	46	22

Cash — end of period	$100	$157

6 of 17

Rx MEDICAL SERVICES CORP.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Six Months Ended June 30,

	2000	1999

	(Unaudited)	(Unaudited)

The following is supplementary information relating to the consolidated statement of cash flows:

Noncash investing and financing activities:

Common stock issued for payment of dividends in arrears	$—	$56

For the six months ended June 30, 2000 and 1999, interest paid, including interest on obligations under capitalized leases was $5,104 and $4,083, respectively. No income taxes were paid during these periods.

After Consolidated Health Corporation of Pittsburgh, Inc. (PSH) was sold effective December 30, 1999, the Financing Source provided $112,917, net, to process PSH transactions on behalf of Allcare. In addition, the Financing Source settled $1,121,006 of PSH’s trade debts. (See Note 2.)

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

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $67.8 million at June 30, 2000, is in default with respect to certain indebtedness and there are uncertainties regarding the Company’s compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company’s ability to continue as a going concern is dependent on the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. and its affiliates (the “Financing Source”) or an alternative source, without which funding the Company’s ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached operational profitability, it has several plans of action in progress to improve profitability, as well as, cash flow. The Company intends to continue reorganizing the hospital ownership and management business.

As mentioned above, the Company’s intends to continue reorganizing the hospital ownership and management line of business. This line of business has and currently is incurring significant operating losses due to a reduction in patient services eligible for reimbursement and reimbursement rates from third party payors, such as Medicare and Medicaid. The Company anticipates entering into an agreement to sell or to close the hospital it currently operates. There can be no assurance that suitable candidates can be found or that a sale can be negotiated on terms acceptable or economically feasible to the Company. If the Company can not find a suitable candidate to acquire its hospital, the Company may have to or could be forced to close the remaining hospital it operates.

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

Note 2 — Settlement of Liabilities

Effective December 30, 1999, the Company entered into an Agreement For The Sale And Purchase of Assets of Consolidated Health Corporation of Pittsburgh, Inc. (PSH) to ACCI/Allcare of Pennsylvania, Inc. (AllCare). Although effective control of PSH was transferred to Allcare on December 30, 1999, the Company continued to process certain PSH transactions on behalf of Allcare. None of these transactions were recorded in the Company’s statement of operation for the six months ended June 30, 2000. The Company was not compensated for these processing services. The Financing Source funded PSH’s working capital needs. The net value of transactions processed on behalf of Allcare for the six months ended June 30, 2000 resulted in a liability by the Company to the Financing Source of $112,917. The Financing Source forgave this liability, however no gain or loss was recorded on the forgiveness of the liability. The Company recorded the forgiveness to paid in capital due to the related party aspects of the transactions.

In addition, Allcare was engaged as an agent to attempt to settle the trade debts of PSH. The Financing Source funded $750,000 to settle $1,121,006 of PSH’s trade debts. No gain or loss was recorded for the settlement of the liability. The Company recorded $1,121,006 to paid in capital due to the related party aspects of the transaction.

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

9 of 17

Rx MEDICAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables reflects the computation of the net loss per common share:

		Three Months Ended June 30,

	2000		1999

		Per-Share		Per-Share
	Amount	Amount	Amount	Amount

Loss from continuing operations	$(3,299)	$(0.14)	$(3,374)	$(0.18)

Dividends on preferred stock	(30)	(0.00)	(30)	(0.01)

Loss available to common shareholders’	(3,329)	(0.14)	(3,404)	(0.19)

Other Items	—	—	—	—

Net loss	$(3,329)	$(0.14)	$(3,404)	$(0.19)

Weighted average common shares outstanding	23,146		18,226

		Six Months Ended June 30,

	2000		1999

		Per-Share		Per-Share
	Amount	Amount	Amount	Amount

Loss from continuing operations	$(6,539)	$(0.28)	$(6,493)	$(0.35)

Dividends on preferred stock	(60)	(0.00)	(60)	(0.01)

Loss available to common shareholders’	(6,599)	(0.29)	(6,553)	(0.36)

Other items	—	—	—	—

Net loss	$(6,599)	$(0.29)	$(6,553)	$(0.36)

Weighted average common shares outstanding	23,146		18,105

The Company has issued potential common share securities that could potentially dilute basic earnings per share in the future. These securities were not included in the computations of net loss per common share presented in the financial statements because they were anti-dilutive. Potentially dilutive securities not included in the loss per share calculation included 163,627 stock options and 44,500,000 common equivalent shares of convertible preferred stock.

10 of 17

Rx MEDICAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 — Notes Payable — Related Party

Notes payable collateralized by certain accounts receivable and equipment of approximately $63.6 million at June 30, 2000, is included in current liabilities because the Company has defaulted the required payments.

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

11 of 17

In addition to the foregoing, the Company is involved in routine litigation arising in the ordinary course of its business which the Company believes would not have a material adverse effect on its financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months:

Revenues from hospitals and medical clinics for the three months ended June 30, 2000 were $2.4 million compared to $2.7 million for the three months ended June 30, 1999. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) an increase in patient services provided at the Dickenson County Medical Center (“DCMC”) which resulted in a increase of revenues of approximately $0.2 million; (b) the sale of the Pittsburgh Specialty Hospital (“PSH”), in Pittsburgh, Pennsylvania effective December 30, 1999, which resulted in a decrease in patient revenue of approximately $0.4 million, and (c) closing the Smith County Hospital (“SCH”), in Raleigh, Mississippi effective August 31, 1999, which resulted in a decrease in patient revenue of approximately $0.1 million.

There were no revenues generated from the distribution of biological products for the three months ended June 30, 2000 as compared to $0.3 million for the three months ended June 30, 1999. This decrease in revenues is primarily due to the Company facing challenges in securing reliable suppliers of biological products in which to distribute.

Costs and expenses decreased 26% to $3.2 million for the three months ended June 30, 2000 from $4.3 million for the three months ended June 30, 1999. Of these 2000 expenses, hospital management operations accounted for $2.9 million, biological product distribution accounted for $0.1 million, and the corporate expenses of the Company were $0.2 million. The decrease in costs and expenses is primarily the result of (a) an increase in patient services provided at DCMC resulting in an increase of costs and expenses of approximately $0.1 million; (b) the sale of PSH effective January 1, 2000, resulting in a decrease of costs and expenses of approximately $0.7 million; (c) closing SCH effective August 31, 1999, resulting in a decrease in costs and expenses of approximately $0.3 million, and (d) the Company’s biological product distribution business not acquiring any product to distribute resulting in a decrease in cost and expenses of approximately $0.2 million.

Interest expense increased 24% to $2.6 million for the three months ended June 30, 2000 from $2.1 million for the three months ended June 30, 1999. This increase is due to a higher level of borrowings from the Financing Source. (see “Financial Condition, Liquidity, and Capital Resources” below).

12 of 17

Six Months:

Revenues from hospitals and medical clinics for the six months ended June 30, 2000 were $4.7 million compared to $5.9 million for the six months ended June 30, 1999. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) an increase in patient services provided at DCMC which resulted in an increase of revenues of approximately $0.1 million; (b) the sale of the PSH effective December 30, 1999, which resulted in a decrease in patient revenue of approximately $0.9 million, and (c) closing SCH effective August 31, 1999, which resulted in a decrease in patient revenue of approximately $0.4 million.

There were no revenues generated from the distribution of biological products for the six months ended June 30, 2000 as compared to $0.4 million for the six months ended June 30, 1999. This decrease in revenues is primarily due to the Company facing challenges in securing reliable suppliers of biological products in which to distribute.

Costs and expenses decreased 28% to $6.3 million for the six months ended June 30, 2000 from $8.7 million for the six months ended June 30, 1999. Of these 2000 expenses, hospital management operations accounted for $5.8 million, biological product distribution accounted for $0.1 million, and the corporate expenses of the Company were $0.4 million. The decrease in costs and expenses is primarily the result of (a) an increase in patient services provided at DCMC resulting in an increase of costs and expenses of approximately $0.1 million; (b) the sale of PSH effective December 30, 1999, resulting in a decrease of costs and expenses of approximately $1.4 million; (c) closing SCH effective August 31, 1999, resulting in a decrease in costs and expenses of approximately $0.6 million; (d) the Company’s biological product distribution business not acquiring any product to distribute resulting in a decrease in cost and expenses of approximately $0.3 million, and (e) a decrease in costs and expenses at the Company’s headquarters of approximately $0.2 million.

Interest expense increased 24% to $5.1 million for the six months ended June 30, 2000 from $4.1 million for the six months ended June 30, 1999. This increase is due to a higher level of borrowings from the Financing Source. (see “Financial Condition, Liquidity, and Capital Resources” below).

Financial Condition, Liquidity, and Capital Resources

During the six months ended June 30, 2000, the Company’s working capital deficit increased by approximately $5.4 million to $67.8 million. This increase in the working capital deficit was primarily due to a $7.1 million increase in the level of funding from the Financing Source, and a $1.5 million decrease in Accounts Payable,as well as, operating losses. Through June 30, 2000, the Company’s ability to continue as a going concern is dependent on the continued funding of its operations by the Financing Source. Without this funding, the Company’s ability to operate its business would be adversely impacted. However, until the Company’s revenues increase so as to exceed

13 of 17

the Company’s operating expenses, the Company will continue to utilize funding from the Financing Source, or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source are insufficient to pay the Company’s operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

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

14 of 17

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

15 of 17

In addition to the foregoing, the Company is involved in routine litigation arising in the ordinary course of its business which the Company believes would not have a material adverse effect on its financial position.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Notes payable collateralized by certain accounts receivable and equipment of approximately $63.6 million at June 30, 2000, is included in current liabilities because the Company has defaulted the required payments.

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

17 of 17