Form 10-Q
period 2000-09-30
RX MEDICAL SERVICES CORP
filed 2002-05-08
CIK 868825

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

1 of 17

Rx MEDICAL SERVICES CORP.

FORM 10-Q

Nine Months Ended September 30, 2000

2 of 17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Rx MEDICAL SERVICES CORP.
Consolidated Statements of Operations
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:

Hospitals and medical clinics	$2,311	$2,722	$7,034	$8,623

Biological products	—	196	—	664

	2,311	2,918	7,034	9,287

Costs and expenses:

Compensation and benefits	1,622	2,130	4,974	6,585

Biological products	—	142	—	415

Supplies	198	258	715	880

Fees for services	325	320	929	915

Bad debts	237	525	639	1,275

Depreciation and amortization	38	61	112	187

Occupancy	123	141	357	454

Occupancy-related party	241	241	722	722

Equipment rental and maintenance	73	97	260	314

Equipment rental-related party	46	46	137	137

Other	165	292	513	1,022

	3,068	4,253	9,358	12,906

Operating loss	(757)	(1,335)	(2,324)	(3,619)

Other income (expense):

Interest	(45)	(29)	(68)	(78)

Interest — related party	(2,783)	(2,243)	(7,872)	(6,287)

Loss on sale or abandonment of assets	—	(145)	—	(145)

Loss on settlement of liabilities	—	—	—	(184)

Other income	16	18	155	86

	(2,812)	(2,399)	(7,785)	(6,608)

Net loss	$(3,569)	$(3,734)	$(10,109)	$(10,227)

Net loss per common share	$(0.16)	$(0.20)	$(0.44)	$(0.56)

The accompanying notes are an integral part of these financial statements.

3 of 17

Rx MEDICAL SERVICES CORP.
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2000	December 31, 1999

	(Unaudited)
Assets:

Current assets:

Cash	$85	$46
Accounts receivable (less allowance for doubtful accounts of $2,400 and $3,147 at 2000 and 1999, respectively)	2,669	2,630
Inventories	278	322
Other	31	78

Total current assets	3,063	3,076

Property and equipment, at cost

Equipment	751	706
Furniture, fixtures and improvements	94	92

	845	798

Less: accumulated depreciation and amortization	(512)	(401)

	333	397

Other assets	11	18

Total assets	$3,407	$3,491

The accompanying notes are an integral part of these financial statements.

4 of 17

Rx MEDICAL SERVICES CORP.
Consolidated Balance Sheets (continued)
(Dollars in thousands)

	September 30,	December 31,
	2000	1999

	(Unaudited)
Liabilities and shareholders’ deficit:

Current liabilities:

Notes payable	$16	$16

Notes payable — related party	67,355	56,544

Accounts payable	4,602	6,430

Accrued liabilities	979	872

Accrued liabilities — related party	258	166

Accrued compensation, benefits and related taxes	1,061	1,254

Current portion of long-term debt	—	—

Current portion of long-term debt — related party	112	100

Current portion of capital lease obligations	61	65

Current portion of capital lease obligations-related party	60	57

Total current liabilities	74,504	65,504

Long-term liabilities:

Long-term debt	—	—

Long-term debt — related party	276	361

Obligations under capital leases	33	21

Obligations under capital leases-related party	32	78

Total long-term liabilities	341	460

Total liabilities	74,845	65,964

Commitments and contingencies	—	—

Shareholders’ deficit:

Convertible preferred stock, $.001 par value, authorized shares 1,500,000, issued and outstanding 800,000 shares at 2000 and 1999; aggregate liquidation preference of $120 and $30 at 2000 and 1999, respectively	1	1

Common stock, $.002 par value, authorized 25,000,000 shares, issued and outstanding 23,751,920 shares at 2000 and 1999, respectively	47	47

Additional paid-in capital	45,169	44,025

Accumulated deficit	(116,654)	(106,545)

Treasury stock, 605,554 shares of common stock, at par value, at 2000 and 1999	(1)	(1)

Total shareholders’ deficit	(71,438)	(62,473)

Total liabilities and shareholders’ deficit	$3,407	$3,491

The accompanying notes are an integral part of these financial statements.

5 of 17

Rx MEDICAL SERVICES CORP.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,

	2000	1999

	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net loss	$(10,109)	$(10,227)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	112	187

Provision for bad debts	639	1,275

Loss on sales and abandonment of property and equipment	2	157

Loss on settlement of liabilities	—	184

Changes in operating assets and liabilities, net of effects of acquisition:

Increase in accounts receivable	(677)	(615)

(Increase) decrease in inventories	44	(38)

Increase in other assets	54	(16)

(Increase) decrease in accounts payable and accrued liabilities	(884)	640

Increase in accrued liabilities — related party	92	26

Net cash used in operating activities	(10,727)	(8,427)

Cash flows from investing activities:

Proceeds from the disposition of property and equipment	1	—

Acquisition of property and equipment	(20)	(35)

Net cash used in investing activities	(19)	(35)

Cash flows from financing activities:

Proceeds from notes payable and long-term debt — related party	10,923	8,667

Payments on notes payable, long-term debt and obligations under capital leases	(22)	(36)

Payments on notes payable, long-term debt and obligations under capital leases — related party	(116)	(109)

Net cash provided by financing activities	10,785	8,522

Net increase in cash	39	60

Cash — beginning of period	46	22

Cash — end of period	$85	$82

6 of 17

Rx MEDICAL SERVICES CORP.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Nine Months Ended September 30,

	2000	1999

	(Unaudited)	(Unaudited)
The following is supplementary information relating to the consolidated statement of cash flows:

Noncash investing and financing activities:

Equipment purchased under capital leases	$31	$—

Common stock issued for payment of dividends in arrears	$—	$56

For the nine months ended September 30, 2000 and 1999, interest paid, including interest on obligations under capitalized leases was $7,870 and $6,352, respectively. No income taxes were paid during these periods.

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

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $71.4 million at September 30, 2000, is in default with respect to certain indebtedness and there are uncertainties regarding the Company’s compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company’s ability to continue as a going concern is dependent on the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. and its affiliates (the “Financing Source”) or an alternative source, without which funding the Company’s ability to continue as a going concern would be adversely impacted.

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

Note 2 — Settlement of Liabilities

Effective December 30, 1999, the Company entered into an Agreement For The Sale And Purchase of Assets of Consolidated Health Corporation of Pittsburgh, Inc. (PSH) to ACCI/Allcare of Pennsylvania, Inc. (AllCare). Although effective control of PSH was transferred to Allcare on December 30, 1999, the Company continued to process certain PSH transactions on behalf of Allcare during the first and second quarter of 2000. None of these transactions were recorded in the Company’s statement of operation for the nine months ended September 30, 2000. The Company was not compensated for these processing services. The Financing Source funded PSH’s working capital needs. The net value of transactions processed on behalf of Allcare for the nine months ended September 30, 2000 resulted in a liability by the Company to the Financing Source of $112,917. The Financing Source forgave this liability, however no gain or loss was recorded on the forgiveness of the liability. The Company recorded the forgiveness to paid in capital due to the related party aspects of the transactions.

In addition, Allcare was engaged as an agent to attempt to settle the trade debts of PSH. In the first and second quarter of 2000, the Financing Source funded $750,000 to settle $1,121,006 of PSH’s trade debts. No gain or loss was recorded for the settlement of the liability. The Company recorded $1,121,006 to paid in capital due to the related party aspects of the transaction.

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

9 of 17

Rx MEDICAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reflects the computation of the net loss per common share:

		Three Months Ended September 30,

	2000		1999

		Per-Share		Per-Share
	Amount	Amount	Amount	Amount

Loss from continuing operations	$(3,569)	$(0.15)	$(3,734)	$(0.19)

Dividends on preferred stock	(30)	(0.00)	(30)	(0.01)

Loss available to common shareholders’	(3,599)	(0.16)	(3,764)	(0.20)

Other items	—	—	—	—

Net loss	$(3,599)	$(0.16)	$(3,764)	$(0.20)

Weighted average common shares outstanding	23,146		18,634

		Nine Months Ended September 30,

	2000		1999

		Per-Share		Per-Share
	Amount	Amount	Amount	Amount

Loss from continuing operations	$(10,109)	$(0.44)	$(10,227)	$(0.55)

Dividends on preferred stock	(90)	(0.00)	(90)	(0.01)

Loss available to common shareholders’	(10,199)	(0.44)	(10,317)	(0.56)

Other items	—	—	—	—

Net loss	$(10,199)	$(0.44)	$(10,317)	$(0.56)

Weighted average common shares outstanding	23,146		18,283

The Company has issued potential common share securities that could potentially dilute earnings per share in the future. These securities were not included in the computations of net loss per common share presented in the financial statements

10 of 17

Rx MEDICAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

because they were anti-dilutive. Potentially dilutive securities not included in the loss per share calculation included 163,627 stock options and 46,000,000 common equivalent shares of convertible preferred stock.

Note 4 — Notes Payable — Related Party

Notes payable collateralized by certain accounts receivable and equipment of approximately $67.4 million at September 30, 2000, is included in current liabilities because the Company has defaulted the required payments.

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

11 of 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months:

Revenues from hospitals and medical clinics for the three months ended September 30, 2000 were $2.3 million compared to $2.7 million for the three months ended September 30, 1999. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a increase in patient services provided at the Dickenson County Medical Center (“DCMC”) which resulted in a increase of revenues of approximately $0.1 million, (b) the sale of the Pittsburgh Specialty Hospital (“PSH”), in Pittsburgh, Pennsylvania effective December 30, 1999, which resulted in a decrease in patient revenue of approximately $0.3 million, and (c) closing the Smith County Hospital in Raleigh, Mississippi effective August 1, 1999, which resulted in a decrease in patient revenue of approximately $0.2 million.

There were no revenues generated from the distribution of biological products for the three months ended September 30, 2000, as compared to $0.2 million for the three months ended September 30, 1999. This decrease is primarily due to the Company facing challenges in securing reliable suppliers of biological products in which to distribute.

Costs and expenses decreased 28% to $3.1 million for the three months ended September 30, 2000 from $4.3 million for the three months ended September 30, 1999. Of these 2000 expenses, hospital management operations accounted for $2.9 million, biological product distribution accounted for $0.1 million, and the corporate expenses of the Company were $0.1 million. The decrease in costs and expenses is primarily the result of (a) a increase in patient services provided at DCMC resulting in a increase of costs and expenses of approximately $0.1 million; (b) the sale of PSH effective January 1, 2000, resulting in a decrease of costs and expenses of approximately $0.8 million; (c) closing SCH effective August 31, 1999, resulting in a decrease in costs and expenses of approximately $0.3 million, and (d) the Company’s biological product distribution business not acquiring any product to distribute resulting in a decrease in costs and expenses of approximately $0.2 million.

Interest expense increased 27% to $2.8 million for the three months ended September 30, 2000 from $2.2 million for the three months ended September 30, 1999. This increase is due to a higher level of borrowings from the Financing Source. (see “Financial Condition, Liquidity, and Capital Resources” below).

Nine Months:

Revenues from hospitals and medical clinics for the nine months ended September 30, 2000 were $7.0 million compared to $8.6 million for the nine months ended September 30, 1999. The decrease in revenues from hospitals and medical clinics is primarily the

12 of 17

result of (a) a increase in patient services provided at DCMC which resulted in a increase of revenues of approximately $0.2 million; (b) the sale of PSH effective January 1, 2000, which resulted in a decrease in patient revenues of approximately $1.2 million and (c) closing SCH effective August 31, 1999, which resulted in a decrease in patient revenue of approximately $0.6 million.

There were no revenues generated from the distribution of biological products for the nine months ended September 30, 2000, as compared to $0.7 million for the nine months ended September 30, 1999. This decrease is primarily due to the Company facing challenges in securing reliable suppliers of biological products in which to distribute.

Costs and expenses decreased 27% to $9.4 million for the nine months ended September 30, 2000 from $12.9 million for the nine months ended September 30, 1999. Of these 2000 expenses, hospital management operations accounted for $8.7 million, biological product distribution accounted for $0.1 million, and the corporate expenses of the Company were $0.6 million. The decrease in costs and expenses is primarily the result of (a) a increase in patient services provided at DCMC resulting in a increase of costs and expenses of approximately $0.1 million; (b) the sale of PSH effective January 1, 2000, resulting in a decrease of cocts and expenses of approximately $2.2 million; (c) cloing SCH effective August 31, 1999, resulting in a decrease in costs and expenses of approximately $0.8 million; (d) the Company’s biological product distribution business not acquiring any product to distribute resulting in a decrease in costs and expenses of approximately $0.4 million, and (e) a decrease in cost and expenses at the Company’s headquarters of approximately $0.2 million.

Interest expense increased 23% to $7.9 million for the nine months ended September 30, 2000 from $6.4 million for the nine months ended September 30, 1999. This increase is due to a higher level of borrowings from the Financing Source. (see “Financial Condition, Liquidity, and Capital Resources” below).

Financial Condition, Liquidity, and Capital Resources

During the nine months ended September 30, 2000, the Company’s working capital deficit increased by approximately $9 million to $71.4 million. This increase in the working capital deficit was primarily due to a $10.8 million increase in the level of funding from the Financing Source, and a decrease in Accounts Payable of $1.8 million. Through September 30, 2000, the Company’s ability to continue as a going concern is dependent on the continued funding of its operations by the Financing Source. Without this funding, the Company’s ability to operate its business would be adversely impacted. However, until the Company’s revenues increase so as to exceed the Company’s operating expenses, the Company will continue to utilize funding from the Financing Source, or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source are insufficient to pay the Company’s operating expenses, the Company will require alternative sources of funding. There

13 of 17

can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

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

Going Concern

The reports of the independent auditors of the Company on its 1999, 1998 and 1997 consolidated financial statements express substantial doubt about the Company’s ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency, delinquencies and defaults on its accounts payable and other outstanding liabilities, litigation, as well as, to the uncertainty of the Company’s compliance with certain Medicare and state statutes and regulations. As of January 1, 1995, the Company was unable to comply with certain provisions of the OBRA 1993 amendments to the Stark Act, as well as, certain similar state statutes. Although the Company has not been the subject of, and is not currently the subject of, any administrative proceedings concerning violations of federal or state self-referral statutes or regulations, in the event that the Company is found to have violated such statutes and regulations, it could be subject to cumulative fines and penalties and could also be required to make refunds, which may aggregate up to approximately $50.0 million. The Company believes, however, that due to the filing of the Chapter 7 bankruptcy petition for Manatee, the Company’s subsidiary the operated the medical diagnostic services business segment, in April 1996, the likelihood of such enforcement actions occurring is remote.

As mentioned in the Financial Condition section, the Company is dependent on the continued funding currently being received from the Financing Source to continue operations. The discontinuance of such funding, and the unavailability of financing to replace such funding, could result in the Company ceasing its operations.

14 of 17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

15 of 17

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

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Notes payable collateralized by certain accounts receivable and equipment of approximately $67.4 million at September 30, 2000, is included in current liabilities because the Company has defaulted the required payments.

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