Form 10-K
period 2000-12-31
RX MEDICAL SERVICES CORP
filed 2002-06-21
CIK 868825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to                  .
                               ---------------    -----------------

                         Commission file number: 1-10963

                            RX MEDICAL SERVICES CORP.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

                  Nevada                                                                No. 87-0436782
-----------------------------------------------------------------------         -----------------------------------
(State or other jurisdiction of incorporation)                                  (I.R.S. Employer Identification No.)

888 East Las Olas Boulevard - Suite 210, Ft. Lauderdale, Florida   33301                 (954) 462-1711
-------------------------------------------------------------------------       -----------------------------------
(Address of principal executive offices)                       (Zip Code)       (Registrant's telephone number,
                                                                                including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.002 Par Value                                                                     None
-----------------------------------------------------------------------         -----------------------------------
(Title of each class)                                                           (Name of each exchange on which
                                                                                registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes [  ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (determined on the basis of the closing price of Registrant's Common Stock on the OTC Electronic Bulletin Board on May 22, 2002) was $519,894.

As of March 31, 2002, Registrant had 23,145,034 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Rx Medical Services Corp. (the "Company") is a holding company, which through its subsidiaries, is a provider of healthcare services in the United States. At December 31, 2000, the Company was engaged in two healthcare businesses: the operation of a hospital and its related clinics, which are located in the state of Virginia and the distribution of biological products.

The hospital management operation is conducted through the Company's wholly-owned subsidiary, Consolidated Health Corporation of Mississippi, Inc., a Mississippi corporation, and its subsidiaries ("CHC"). At December 31, 2000, CHC, via a wholly owned subsidiary, operated one hospital and three medical clinics in Virginia, with 50 licensed hospital beds.

The biological product distribution operation, is conducted through BioSource Corporation ("BSC"), which is subsidiary of a Florida corporation that is a wholly-owned subsidiary of the Company. BSC is engaged in the business of distributing, on a wholesale basis, biological and biotech products.

The Company was incorporated in Nevada in 1985. The Company's principal executive offices are located at 888 East Las Olas Boulevard, Suite 210, Fort Lauderdale, Florida 33301 and its telephone number is (954) 462-1711.

BUSINESS STRATEGY

Historical Perspective: The Company, through asset sales and a bankruptcy proceeding, has divested itself of substantially all of the assets that were acquired and used initially in its business. The majority of the remaining assets of the Company, as of December 31, 2000, were acquired during the year ended December 31, 1996 and are comprised of the equipment and fixtures utilized in the operation of the Company's hospital and its related clinics, which are located in the state of Virginia.

Recent Developments: The Company's strategy is to continue to reorganize the hospital ownership and management business while at the same time de-emphasizing the biological product distribution business.

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

With respect to its biological product distribution business, the Company intends to de-emphasize this line of business as a result of not being able to obtain a steady supply of product from manufacturers. If, in the future, a reliable supply of product can be obtained, the Company will at that point decide whether or not to commit more time and resources to this line of business.

BUSINESS SEGMENTS

HOSPITAL MANAGEMENT

The following table sets forth the name of CHC's hospital and its location, number of licensed beds and whether the hospital is owned, leased or managed as of December 31, 2000:

------------------------------------   -----------------------    ------------------    ----------------------------
                                                                      Number Of          Owned, Managed Or Leased
               Name                           Location              Licensed Beds
------------------------------------   -----------------------    ------------------    ----------------------------
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

The Company believes that rural acute care hospitals generally face less direct competition than similar urban facilities from specialty healthcare providers such as outpatient surgery and diagnostic treatment centers, and rehabilitation, psychiatric and chemical dependency hospitals. The Company seeks to develop its acute care hospital as the provider of primary care services in its respective market and to reduce the migration of the local population to larger urban hospitals and other rural hospitals. This is based on the Company's belief that the delivery of healthcare services is local in nature.

The Company employs experienced administrators and controllers at the hospital operated by CHC who have the responsibility for carrying out the strategic plan established for that respective hospital. The Company's management works closely with the local administrators to review hospital performance and provide operating and financial guidance.

SOURCES OF REVENUES

Hospital revenues are received primarily from three categories of payors: private payors (primarily private insurance), the federal government under the Medicare program and state governments under their respective Medicaid programs. The following table sets forth the percentages of net operating revenues received by CHC's hospital from each category of payor for the year ended December 31, 2000:

         Medicare and Medicaid               61%
         Private and other sources           39%

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

EMPLOYEES AND MEDICAL STAFFS

CHC, at December 31, 2000, has approximately 190 full-time and part-time employees at its hospital, of which approximately 34% are nursing personnel (i.e. registered nurses, licensed vocational nurses and licensed practical nurses). The employees of the Dickenson County Medical Center in Clintwood, Virginia, are represented by a labor union. The union agreement pertaining to Dickenson County Medical Center has an anniversary date of September 20th and is renewable on a year-to-year basis thereafter unless either party, after due notice, desires to modify or terminate the agreement.

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

HOSPITAL ACCREDITATION AND LICENSING

The Dickenson County Medical Center, at December 31, 2000, is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). With regard to accreditation by JCAHO, or the American Osteopathic Association, another accrediting body, it is CHC's intention to meet the requirements of the managed care contract providers for its hospital. All hospitals, and the healthcare industry generally, are subject to extensive federal, state and local regulation relating to licensure, conduct of operations, billing and reimbursement, relationships with physicians, construction of new facilities, expansion or acquisition of existing facilities and the offering of new services. CHC's hospital is licensed by the department in the state in which the hospital is located. Federal and state agencies conduct periodic inspections to ensure that a hospital maintains adequate standards of medical care, equipment and cleanliness. Failure to comply with applicable laws and regulations could result in, among other things, the imposition of fines, temporary suspension of the ability to admit new patients to the facility or, in extreme circumstances, exclusion from participation in government healthcare reimbursement programs such as Medicare and Medicaid (from which the Company derives substantial revenues) or the revocation of facility licenses. The Company believes that it is in substantial compliance with all material regulations, although there is no assurance that CHC's hospital will be able to comply in the future and there can be no assurance that future regulatory changes will not have an adverse impact on the Company.

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

FINANCIAL INFORMATION

The Company's net revenues from continuing operations, by business segment during the past three fiscal years, were as follows (in thousands):

                                   ----------------------------------
                                        Years Ended December 31,
                                   ----------------------------------
                                     2000         1999         1998
                                   --------      -------      -------
Hospitals and Medical Clinics      $  9,157      $12,077      $15,486
Biological Products                $     --      $   732      $ 1,012

Revenue from hospitals and medical clinics is recognized upon completion of patient services and is recorded at amounts estimated to be received under reimbursement arrangements with third party payors.

GOVERNMENTAL REGULATION

GENERAL

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

FEDERAL AND STATE ANTI-FRAUD AND ANTI-REFERRAL LEGISLATION

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

         State Antikickback Laws. Many states also have laws that prohibit payments to physicians for patient referrals. Although some of these statutes are similar to the federal Antikickback Statute, they are broader in the sense that they apply regardless of the source of the payment for the care. These statutes typically provide for criminal and civil penalties as well as loss of licensure. Many states also have passed legislation similar to the Stark Law, but also with broader effect because the legislation applies regardless of the source of the payment for the care.

         Certain Company Transactions. The Company's future development of joint ventures and other financial arrangements with physicians also could be adversely affected by the failure of such arrangements to comply with Antikickback Statue, Stark Law, State Laws or similar laws adopted in the future. The Company has not been the subject of, and is not currently the subject of, any legal proceedings concerning violations of federal or state anti-kickback or self-referral laws.

As of January 1, 1995, the Company was unable to comply with certain provisions of the Stark Law, as well as certain similar state self-referral statutes, as they applied to the medical diagnostic business of Manatee Medical Laboratories, Inc. ("Manatee") a wholly owned subsidiary of the Company. The Company took steps during 1995, before the Company's medical diagnostic business ceased operations, to notify its physician shareholders of its intent not to accept referrals that would be prohibited under the Stark Law. The Company has determined that, based on prohibited referrals to the Company's medical diagnostic business (before it ceased operations), the Company could be subject to penalties and the return of monies collected on certain services provided in an aggregate amount of up to approximately $50 million. The Company believes, however, that enforcement action is unlikely, because of the filing of the Chapter 7 bankruptcy petition by Manatee and the cessation of the Company's medical diagnostic operations. Nevertheless, the Company cannot be certain concerning the probability of an enforcement action.

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

DISCONTINUED OPERATIONS

Following the sale of its California clinical laboratory operations in August 1995, the Company, through its Manatee subsidiary, owned and operated eight clinical laboratories which analyzed human tissue, blood and other bodily fluids for the medical community. The Company's clinical laboratories serviced clients in the metropolitan areas surrounding Tampa, Miami, Orlando and Jacksonville, Florida and New Orleans, Louisiana. In addition, Manatee owned and operated an imaging center in Pinole, California which performed MRI's. Due to continuing unprofitability of Manatee, and intense pressure from certain of Manatee's creditors who were in the process of executing on previously obtained judgments, on April 4, 1996, Manatee filed a voluntary petition under Section 301 of Chapter 7 of Title 11 of the United States Code, 11 U.S.C. Sections 101 et. seq. in the Bankruptcy Court for the Southern District of Florida (Case No. 96-21552 BKC-RBR). On April 10, 1996, John P. Barbee of Fort Lauderdale, Florida was appointed Trustee of the bankrupt estate. The bankruptcy filing forced the closing of all the Company's remaining clinical laboratory facilities in Florida (the assets of the New Orleans lab had been sold in January 1996 to another laboratory company in an arms-length transaction). The trustee in bankruptcy has assumed Manatee's position as general partner of the partnership that owns and operates the Pinole, California MRI center. The bankruptcy trustee is currently proceeding through the administrative process that is anticipated to be finalized in the third quarter of 2002.

EMPLOYEES

The Company has a total of approximately 197 employees, of whom approximately 192 are engaged in the operation of the Company's hospital management and biological product distribution businesses, with the remaining employees being engaged in administrative functions at the Company's corporate headquarters in Fort Lauderdale, Florida.

ITEM 2.  PROPERTIES

The Company's corporate headquarters are located in Fort Lauderdale, Florida, where it leases approximately 3,200 square feet at a monthly rental of $9,357 through September 2002.

A wholly owned subsidiary of CHC leases the Dickenson County Medical Center located in Clintwood, Virginia, which is approximately 33,000 square feet, from the Financing Source ("Related Party") at a monthly rental of $80,192 through March 2016. This subsidiary also leases other various premises from unrelated entities that have varying lease periods for an aggregated monthly rental of approximately $15,895.

BSC leased premises in Clearwater, Florida of approximately 1,000 square feet at a monthly rental of $862 on a month-to-month basis until April 30, 2002 when this lease was terminated.

ITEM 3.  LEGAL PROCEEDINGS

In July 1998, an action was commenced against the Company in the Superior Court of California, County of Contra Costa, under the title North Bay MRI Associates
v. Rx Medical Services Corp. (Case No. C 98-02610). The complaint stated many issues though the primary issue was that Rx Medical Services Corp. guaranteed the performance of a lease agreement entered into by a partnership of which a subsidiary of Manatee was a general partner. This subsidiary was included in the voluntary bankruptcy petition of Manatee filed on April 4, 1996. The Company chose not to defend against this action and on October 20, 1998 a judgment by default was entered against the Company in the amount of $1,432,900. The Company has established a liability account, which is included in accounts payable, for the full amount of the judgment. In February 2002, the Company settled this action with the plaintiffs for $80,000 in cash and the transference from the Company's Chief Executive Officer of 210,000 shares of the Company's common stock. The Company will recognize a gain on the settlement of this action, in the second quarter of 2002, of approximately $1.4 million.

In November 1998, an action was commenced against Biologic Health Care ("BHC"), which the Company's wholly owned subsidiary RxMIC was a 25% general partner, in the Superior Court of California, County of Santa Clara, under the title of Centeon LLC v. Biologic Health (Case No. CV775830). The complaint stated that BHC owed Centeon LLC for biological and other medical products purchased but not paid for. The partnership was subsequently dissolved and Centeon LLC on January 8, 1999, entered and was granted a default judgment against RxMIC, who was the 25% general partner in BHC, and Biologic Health Resources, who was the 75% general partner in BHC, in the amount of $437,343. This default judgment as of May 22, 2000, had increased to $472,245. The Company has not established a liability account for this judgment as the only asset of RxMIC was the investment in the BHC partnership, which was written off in a previous year, and the Company did not guarantee the performance of BHC or RxMIC. Therefore, Centeon LLC, in the Company's opinion, has no viable way to collect on the default judgment granted to them.

In addition to the foregoing, the Company is involved in routine litigation arising in the ordinary course of its business, which the Company believes would not have a material adverse effect on its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not hold an annual meeting of its stockholders in 2000.

EXECUTIVE OFFICERS

The executive officers of the Company as of December 31, 2000, are as follows:

         Name                 Age          Position
     ----------------------- -----   -------------------------
     Michael L. Goldberg      51     Chairman of the Board and
                                      Chief Executive Officer

     Dennis A. Dolnick        37     Chief Financial Officer

     Greg A. Berube           52     Controller

Michael L. Goldberg, 51 (a director since 1990). Mr. Goldberg was an Assistant District Attorney in the Philadelphia District Attorney's office from 1974 to 1977 before entering private practice with a specialty in complex commercial litigation. Mr. Goldberg joined the Company in May 1990. He was Chairman, President and Chief Executive Officer of the Company from November 1991 to June 1994 at which time he relinquished the position of President.

Dennis A. Dolnick, 37. Mr. Dolnick joined the Company in 1997 as Chief Financial Officer. Previously, Mr. Dolnick was Controller of SII Pak-Tek, Ltd. and SII Cassettes, Ltd. manufacturers of plastic injected molding supplies used primarily by the entertainment industry. Previous to SII Pak-Tek, Ltd. and SII Cassettes, Ltd., Mr. Dolnick was a manager in the audit department of the accounting and management consulting firm of Grant Thornton LLP. Mr. Dolnick is a CPA, licensed in the State of Florida.

Greg A. Berube, 52. Mr. Berube joined the Company in January 1996 as Assistant to the Controller. Previously, Mr. Berube was Operations Manager of Water Taxi, Inc. where he installed and maintained a network and database computer system. Previously to Water Taxi, Mr. Berube worked for Aero-Flite Distributing, Inc., a manufacturer and distributor of toy products sold exclusively in temporary kiosks.


The executive officers hold office at the pleasure of the Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Effective December 3, 1996, shares of the Company's Common Stock were formally delisted from the American Stock Exchange (the "Exchange"). Prior to that date, there had been no trading of the Company's Common Stock since April 1, 1996. The Company's Common Stock is qualified for trading on the OTC Electronic Bulletin Board (the "OTC Bulletin Board"). Trading of the Company's Common Stock on the OTC Bulletin Board commenced in mid-December 1996; however, such trading has been limited due to the Company's inability to comply with the filing requirements of the Securities Exchange Act of 1934 since April 1, 1996. The following table sets forth the high and low closing prices on the OTC Bulletin Board for 1998, 1999, 2000, 2001 and 2002:

                                             -------------- ---------------
                                                 HIGH            LOW
                                             -------------- ---------------

     1998     First Quarter                       .31            .19
              Second Quarter                      .25            .17
              Third Quarter                       .23            .15
              Fourth Quarter                      .14            .06

     1999     First Quarter                       .09            .06
              Second Quarter                      .07            .06
              Third Quarter                       .31            .06
              Fourth Quarter                      .31            .07

     2000     First Quarter                       .10            .01
              Second Quarter                      .02            .01
              Third Quarter                       .14            .01
              Fourth Quarter                      .07            .01

     2001     First Quarter                       .01            .01
              Second Quarter                      .01            .01
              Third Quarter                       .07            .01
              Fourth Quarter                      .07            .01

     2002     First Quarter                       .10            .01
              Second Quarter                      .07            .01


On May 22, 2002, the closing price of the Company's Common Stock on the OTC Bulletin Board was $0.07 per share. As of March 31, 2002, based on the records of the

Company's transfer agent, there were 731 holders of record of the Company's Common Stock, excluding all beneficial owners of the Company Common Stock.

Although the Company's Common Stock is qualified for trading on the OTC Bulletin Board, there can be no assurance that an active trading market will develop for such common stock.

On October 1, 1998 and on a quarterly basis thereafter (January 1, April 1, and July 1) until the shares of the Company's Series G Preferred Stock are fully converted (on or before July 1, 2002), as specified in the preferences and rights of the Series G Preferred Stock, the Company is required to make quarterly dividend payments, at the rate of $.15 per annum per share payable at the Company's discretion in cash or the Company's Common Stock, payable in arrears (see Note 7(a) to the Notes to Consolidated Financial Statements). At December 31, 2000, the Company had dividends in arrears, for this series of preferred stock, in the amount of $150,000.

ITEM 6.  SELECTED FINANCIAL DATA

                            Rx Medical Services Corp.
                        Summary of Financial Information
             (Dollar amounts in thousands, except per share amounts)

                         --------------------------------------------------------------------
                                          For The Years Ended December 31,
                         --------------------------------------------------------------------
                           2000           1999           1998           1997           1996
                         --------       --------       --------       --------       --------
Revenues                 $  9,157       $ 12,809       $ 16,498       $ 19,972       $ 16,980
Loss from
  continuing
    operations           $(14,706)      $(13,424)      $(12,571)      $ (9,147)      $ (9,988)
Net loss                 $(14,706)      $(13,424)      $ (9,240)      $ (8,993)      $ (7,669)
Loss per common
  share:
    Loss from
     continuing
       operations        $  (0.64)      $  (0.76)      $  (0.95)      $  (1.03)      $  (1.20)
     Net loss            $  (0.64)      $  (0.76)      $  (0.70)      $  (1.01)      $  (0.93)
Distributions            $     --       $     --       $     --       $     --       $     --
Total assets             $  2,775       $  3,491       $  5,340       $  6,473       $  6,390
Working capital
  deficit                $(76,091)      $(62,428)      $(51,644)      $(44,912)      $(34,711)
Long-term debt           $    289       $    460       $    831       $    202       $    592
Total shareholders'
  deficit                $(76,065)      $(62,473)      $(50,724)      $(43,629)      $(34,396)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

From inception, the Company was unable to achieve profitability in its medical diagnostic business. Commencing in 1995 and continuing on still today, management has embarked on a plan to reorganize the Company.

In April 1996, due to continuing losses and intense pressure from creditors, Manatee Medical Laboratories, Inc., which operated the Company's medical diagnostic services business segment, filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code. As a result of this decision, for all years presented, the medical diagnostic services business segment has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, which provides for the reporting of operating results of discontinued operations separately from continuing operations. Gains from discontinued operations amounted to $136,000 for the year ended December 31, 1998.

Also, the gain on the settlement of indebtedness has been accounted for as an extraordinary item in accordance with Accounting Principles Board Opinion No. 30, which provides for the reporting of such material, non-recurring events separately from continuing operations. Gains from extraordinary items amounted to $3,195,000 for the year ended December 31, 1998.

Including losses from continuing operations, net losses of the Company were $(14,706,000), $(13,424,000) and $(9,240,000) for the years ended December 31
2000, 1999 and 1998 respectively.

Results of Operations
2000 vs. 1999

Revenues from hospitals and medical clinics for the year ended December 31, 2000 were $9.2 million compared to $12.1 million for the year ended December 31, 1999. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at the Dickenson County Medical Center located in Clintwood, Virginia ("DCMC") which resulted in an decrease in revenues of approximately $0.8 million; (b) the sale of the Pittsburgh Specialty Hospital ("PSH") in Pittsburgh, Pennsylvania effective December 30, 1999, which resulted in a decrease in revenues of $1.5 million, and
(c) the closing of the Smith County Hospital in Raleigh, Mississippi ("SCH") effective August 31, 1999, which resulted in a decrease in revenues of $0.6 million.

There were no revenues generated from the distribution of biological products for the year ended December 31, 2000, as compared to $0.7 million for the year ended December 31, 1999. This decrease is primarily due to the Company facing challenges in securing reliable suppliers of biological products in which to distribute. The Company has decided to de-emphasize this line of business as a result of not being able to obtain a steady supply of product from manufacturers.

Costs and expenses decreased 24% to $13.2 million for the year ended December 31, 2000 from $17.3 million for the year ended December 31, 1999. Of these 2000 expenses, hospital management operations accounted for $12.3 million, biological product distribution accounted for $0.2 million, and the corporate expenses of the Company were $0.7 million. The decrease in costs and expenses is primarily the result of (a) the sale of PSH effective December 30, 1999, resulting in a decrease in costs and expenses of approximately $2.5 million; (b) the closing of SCH effective August 31, 1999, resulting in a decrease in cost and expenses of approximately $0.9 million; (c) an decrease in biological product sales which resulted in an decrease in costs and expenses of $0.5 million, and (d) a cumulative decrease of costs and expenses at other subsidiaries of the Company and the Company's corporate headquarters of approximately $0.2 million.

Interest expense increased 23% to $10.9 million for the year ended December 31, 2000 from $8.8 million for the year ended December 31, 1999. This increase is due primarily to a higher level of borrowings from the Financing Source ("Related Party"). (See "Financial Condition, Liquidity, and Capital Resources").

Results of Operations
1999 vs. 1998

Revenues from hospitals and medical clinics for the year ended December 31, 1999 were $12.1 million compared to $15.5 million for the year ended December 31, 1998. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at DCMC which resulted in a decrease in revenues of approximately $1.7 million; (b) a decrease in patient services provided at the PSH which resulted in a decrease in revenues of $0.7 million; (c) a decrease in patient revenue and the closing of SCH which resulted in a decrease in revenues of approximately $0.8 million, and (d) a cumulative decrease of revenues at other Company hospital and medical clinics of approximately $0.2 million.

Revenues from biological product distribution for the year ended December 31, 1999 were $0.7 million compared to $1.0 million for the year ended December 31, 1998. This decrease in revenues is primarily due to the Company facing challenges in securing reliable suppliers of biological products in which to distribute. The Company has decided to de-emphasize this line of business as a result of not being able to obtain a steady supply of product from manufacturers.

Costs and expenses decreased 18% to $17.3 million for the year ended December 31, 1999 from $20.4 million for the year ended December 31, 1998. Of these 1999 expenses, hospital management operations accounted for $15.7 million, biological product distribution accounted for $0.7 million, and the corporate expenses of the Company were $0.9 million. The decrease in costs and expenses is primarily the result of (a) a decrease in patient services provided at DCMC which resulted in a decrease in costs and expenses of approximately $1.5 million; (b) a decrease in patient services provided at PSP which resulted in a decrease in costs and expenses of $0.5 million; (c) a decrease in patient revenue and the closing of the SCH which resulted in a decrease in cost and expenses of approximately $1.1 million; (d) an decrease in biological product sales which resulted in an decrease in costs and expenses of $0.1 million, and (e) a cumulative increase of costs and expenses at other Company hospital and medical clinics and the Company's corporate headquarters of approximately $0.1 million.

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

Financial Condition, Liquidity, and Capital Resources

At December 31, 2000 and 1999, the Company's working capital deficit was $76.1 million and $62.4 million, respectively. This increase in the working capital deficit was primarily due to a $14.5 million increase in the level of funding from the Financing Source ("Related Party") and operating losses. Through December 31, 2000, the Company's ability to continue as a going concern is dependent on the continued funding of its operations by the Financing Source ("Related Party"). Without this funding, the Company's ability to operate its business would be adversely impacted. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Financing Source ("Related Party"), or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source ("Related Party") are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's current operations are presently being funded through financing agreements with the Financing Source ("Related Party"). Financing agreements exist between the Financing Source ("Related Party"), the Company and four of the Company's subsidiaries.

While the Company has not yet reached profitability operationally, it is attempting to improve operational profitability, as well as, cash flow. The Company's primary focus though is on the continuing reorganization of the hospital ownership and management business.

Going Concern

The report of the independent auditors of the Company on its 2000, 1999 and 1998 consolidated financial statements express substantial doubt about the Company's ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency, delinquencies and defaults on its accounts payable and other outstanding liabilities, litigation, as well as, to the uncertainty of the Company's compliance with certain Medicare and state statutes and regulations. As of January 1, 1995, the Company was unable to comply with certain provisions of the OBRA 1993 amendments to the Stark Act, as well as, certain similar state statutes. Although the Company has not been the subject of, and is not currently the subject of, any administrative proceedings concerning violations of federal or state self-referral statutes or regulations, in the event that the Company is found to have violated such statutes and regulations, it could be subject to cumulative fines and penalties and could also be required to make refunds, which may aggregate up to approximately $50.0 million. The Company believes, however, that due to the filing of the Chapter 7 bankruptcy petition for Manatee, the likelihood of such enforcement actions occurring is remote.

As mentioned in the Financial Condition section, the Company is dependent on the continued funding currently being received from the Financing Source ("Related Party") to continue operations. The discontinuance of such funding, and the unavailability of financing to replace such funding, could result in the Company ceasing its operations.

Outlook

The Company views its decisions to discontinue the operation of its medical diagnostic services business segment, to continue reorganizing the hospital ownership and management business and to de-emphasize the biological product distribution business as positive from a strategic standpoint. In the hospital operation and management business, the Company anticipates entering into an agreement to sell or closing the hospital it currently operates while looking to expand its presence, through joint ventures and/or acquisitions, into new markets with perceived potential. In the biological product distribution business, the Company has scaled back its emphasis on this line of business. There can be no assurance, however, that the Company will achieve its strategic objectives.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company is not exposed to market risk as it relates to changes in foreign currency exchange rates though the Company is exposed to immaterial levels of market risk as it relates to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to the index of financial statements and schedules as presented on page
36.

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

Michael L. Goldberg, 51 (a director since 1990). Mr. Goldberg was an Assistant District Attorney in the Philadelphia District Attorney's office from 1974 to 1977 before entering private practice with a specialty in complex commercial litigation. Mr. Goldberg joined the Company in May 1990. He was Chairman, President and Chief Executive Officer of the Company from November 1991 to June 1994 at which time he relinquished the position of President.

Phillip E. Pearce, 72 (a director since 1992). Mr. Pearce has been in the investment banking and securities business since receiving his Graduate Degree from the Wharton School in 1954. From 1969 to 1983, he served as Senior Vice President and a Director of E.F. Hutton of New York City, served on the Board of Governors of the New York Stock Exchange and was Chairman of the Board of Governors of the National Association of Securities Dealers, Inc. From 1983 to 1988, Mr. Pearce served as President of Phillip E. Pearce & Co., and since 1988 has been a partner in Pearce-Henry Capital Corp. of Charlotte, North Carolina, an investment banking firm. Mr. Pearce was also a contributing author and editor of the Dow Jones publication of the Stock Market Handbook, and sat on the advisory council to the Securities and Exchange Commission on The Institutional Study of the Stock Markets.

Michael J. Pickering, M.D., 70 (a director since 1990). Dr. Pickering has practiced as a medical doctor specializing in nephrology since receiving his medical degree from the University of Florida in 1961. He has certifications from the American Board of Internal Medicine and the American Board of Internal Medicine in the Subspecialty of Nephrology and is a member of the American and Florida Medical Associations, is a Fellow, American College of Physicians, and is a member of the American Society of Artificial Internal Organs, American Society of Internal Medicine, the American Society of Nephrology, the Florida Society of Internal Medicine, the Florida Society of Nephrology, the Hillsborough County Medical Association, the International Society of

Nephrology, the National Kidney Foundation, the Southeastern Dialysis and Transplantation Association, the South-Eastern Organ Procurement Foundation, the Royal Society of Health and the American Board of Quality Assurance & Utilization Review Physicians. Dr. Pickering currently practices medicine, serves as an Associate Professor of Medicine at the University of Florida and is a frequent speaker and lecturer on his area of specialty throughout the country. He also has had articles and abstracts published in more than one hundred medical journals and medical conferences.

Executive Officers

Information concerning the executive officers of the Company is contained in
Part I, on page 12 of this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table provides a summary of cash and non-cash compensation with respect to the Company's Chief Executive Officer and the only other executive officer whose compensation exceeded $100,000 (the "Name Officers") in the fiscal years ended December 31, 2000, 1999 and 1998.

                                                                                           -------------------------
                                                                                                  Long Term
                                          ---------------------------------------------          Compensation
                                                       Annual Compensation                          Awards
--------------------------------------------------------------------------------------------------------------------
           Name and                                                      Other Annual       Securities Underlying
      Principal Position          Year    Salary ($)     Bonus ($)     Compensation ($)        Option/SARs (#)
--------------------------------------------------------------------------------------------------------------------
Michael L. Goldberg               2000      165,000         -0-              8,000                   -0-
  Chief Executive                 1999      165,000         -0-              8,000                   -0-
    Officer                       1998      165,000         -0-              8,000                   -0-

Randolph H. Speer                 2000        -0-           -0-               -0-                    -0-
  President and Chief             1999      190,000         -0-               -0-                    -0-
    Operating Officer(*)          1998      200,000         -0-               -0-                    -0-

(*) Randolph H. Speer resigned his positions with the Company in the year ended December 31, 1999.

                                  STOCK OPTIONS

There were no grants of stock options by the Company to the Named Officers during 2000.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                                  OPTION VALUES

The following table sets forth the information with respect to the Named Officers concerning the exercise of options during 2000 and unexercised options held as of December 31, 2000:

 ------------------------------------------------------------------------------  -----------------------------------
       (a)             (b)          (c)                     (d)                                 (e)
 ------------------------------------------------------------------------------  -----------------------------------
                                              Number of Securities Underlying    Value of Unexercised In-the-Money
                                             Unexercised Options at FY-End (#)         Options at FY-End ($)
 ------------------------------------------------------------------------------  -----------------------------------
                     Shares
                     Acquired      Value
                     on Excise    Realized
       Name            (#)           ($)       Exercisable     Unexercisable       Exercisable     Unexercisable
 ------------------------------------------------------------------------------  -----------------------------------
 Michael L.
   Goldberg            -0-          -0-          72,500            -0-                 -0-              -0-

Compensation of Directors

It has been the policy of the Company not to compensate its directors for their services as directors. It is the policy of the Company not to pay its directors for attending Board or committee meetings, but the Company reimburses directors for travel expenses incurred in attending such meetings.

Board Compensation Committee Report on Executive Compensation

The Board of Directors of Rx Medical Services Corp. does not have a Compensation Committee and, as a result, the Board of Directors makes determinations as to executive officer compensation. As of December 31, 2000, the Company had three executive officers.

Performance Graph

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN *
      AMONG RX MEDICAL SERVICES CORP., THE NASDAQ STOCK MARKET (U.S.) INDEX
              AND THE S & P HEALTH CARE (HOSPITAL MANAGEMENT) INDEX


                                              --------------------------------------------------
                                                          Cumulative Total Return
                                              --------------------------------------------------
                                              12/95    12/96    12/97    12/98    12/99    12/00
                                              -----    -----    -----    -----    -----    -----
Rx MEDICAL SERVICES CORP            RXMS       100        9       27       11       10        4

NASDAQ STOCK MARKET (U.S.)          INAS       100      123      151      212      395      237

S & P HEALTH CARE (HOSPITAL
  MANAGEMENT)                       IHSM       100      118      103       84       95      155

-----------------
* $100 invested on 12/31/95 in stock or index - including reinvestment of dividends. Fiscal year ending December 31.

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

The following table sets forth information as of March 31, 2002, with respect to all stockholders known by the Company to be the direct or indirect beneficial owners of 5% or more of the Company's voting securities and by the executive officers and directors of the Company as a group. Each percentage is calculated by assuming that the named stockholder converted or exercised all of such stockholder's securities convertible within the next 60 days into, or exercisable for, shares of the Company's Common Stock at a time when no other stockholder did so, irrespective of the conversion or exercise price thereof. Except as otherwise noted, all persons and entities have sole voting and investment power with respect to their shares.

---------------------------------------    -----------------    ---------------------      -------------------
                                                                    AMOUNT
                                                                   AND NATURE
      NAME AND ADDRESS OF                      TITLE OF           OF BENEFICIAL               PERCENTAGE
        BENEFICIAL OWNER                        CLASS              OWNERSHIP (1)                OF CLASS
---------------------------------------    -----------------    ---------------------      -------------------
Michael L. Goldberg                             Common            4,741,194   (2)                 20.48%
(also a director)
888 East Las Olas Blvd.,
  Suite 210
Fort Lauderdale, FL  33301

Healthcare Capital, LLC                         Common           11,028,717   (3)                 47.65%
6125 Memorial Drive                             Preferred           800,000   (4)                100.00%
Dublin, OH  43017

Directors: (address for all at)
888 East Las Olas Blvd.,
 Suite 210
Fort Lauderdale, FL  33301

Michael J. Pickering, M.D.                      Common               23,750   (5)                   .10%


All Executive Officers, Directors
 and Nominees as a Group                        Common            4,764,944   (6)                 20.58%

1) As of March 31, 2002, there were 23,145,034 shares of the Company's Common Stock and 800,000 shares of the Company's Preferred Stock issued and outstanding.

2) Includes 72,500 shares representing stock options exercisable within 60 days.

3) In July 1996, an entity distributed, in equal amounts, 750,000 shares to Lance K. Poulsen, Donald H. Ayers, Rebecca S. Parrett and Barbara C. Larson. These individuals are officers, directors and the majority shareholders of the Financing Source ("Related Party") and Healthcare Capital, LLC ("HCC") and may be deemed to be the beneficial owners of the shares, of the Company's Common Stock, owned by HCC.

4) These 800,000 shares of the Company's Series G Preferred Stock could convert, based on the market value of the Company's Common Stock on May 22, 2002, into approximately 11,428,571 shares of the Company's Common Stock.

5) Includes 3,182 shares representing stock options exercisable within 60 days.

6) Includes 75,692 shares representing stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



General

The Financing Source ("Related Party") is being categorized as a related party due to the Financing Source's ("Related Party") stock ownership in and its ability to exercise control over the operations of the Company.

Sale of Subsidiary

Effective December 30, 1999, the Company entered into an Agreement For The Sale And Purchase of Assets of Consolidated Health Corporation of Pittsburgh, Inc.
(PSH) to ACCI/AllCare of Pennsylvania, Inc. (AllCare). AllCare assumed none of the liabilities of PSH. In consideration for the sale of the assets, the purchaser shall enter into a mortgage payable for $3,300,000.

In connection with the sale agreement described above, a second agreement, Agreement Regarding Acquisition of Assets of Pittsburgh Specialty Hospital was entered into by and among The Financing Source ("Related Party"), AllCare and another party. The agreement called for the following:

         - The Financing Source ("Related Party") to settle certain debts of PSH.

         - AllCare will enter into a $3,300,000 mortgage payable (described in the above paragraph) with Financing Source ("Related Party").

         - The Financing Source ("Related Party") will provide AllCare with 12 monthly payments of $200,000 commencing on the Closing date in return for a $2,400,000 mortgage.

In addition, the Financing Source ("Related Party") engaged AllCare as an agent to attempt to settle the trade debts of Consolidated Health Corporation of Pittsburgh, Inc, except for approximately $250,000 that was separately identified as the exclusive responsibility of PSH. PSH's trade debts were $1,364,000 at December 31, 1999. As this agreement did not relieve PSH of its legal obligation to pay its trade debts, the accounts payable balance was not adjusted.

A summary of the assets sold to AllCare and liabilities paid off by The Financing Source ("Related Party") are as follows:

Accounts receivable, net                              $  (355)
Inventories                                               (50)
Land and buildings                                       (653)
Equipment, net                                           (284)
Notes payable - related party                           2,758
Accrued liabilities                                         7
Accrued liabilities - related party                        14
Long-term debt                                            197
Obligations under capital leases - related party           16
                                                      -------
Net adjustment to paid in capital                     $ 1,650
                                                      =======

No gain or loss was recorded for the sale of the PSH assets to AllCare or the PSH liabilities being settled by The Financing Source ("Related Party"). The Company recorded the net adjustment to paid in capital due to the substance and the related party aspects of the transaction.


Forgiveness and Settlement Of Liabilities

Effective December 30, 1999, the Company entered into an Agreement For The Sale And Purchase of Assets of PSH to AllCare. Although effective control of the assets of PSH were transferred to Allcare on December 30, 1999, the Company continued to process certain PSH transactions on behalf of Allcare during the first and second quarter of 2000 as Allcare was in the process of securing medical provider numbers. The transactions aggregated $240,037. None of these transactions were recorded in the Company's statement of operations for the year ended December 31, 2000. The Company was not compensated for these processing services subsequent to January 1, 2000. The Financing Source ("Related Party) funded $352,954 for PSH's on going obligations. The net value of transactions processed on behalf of Allcare for the year ended December 31, 2000, combined with the funding received from the Financing Source ("Related Party") resulted in a liability by the Company to the Financing Source ("Related Party") of $112,917. The Financing Source ("Related Party") forgave this liability, however no gain or loss was recorded on the forgiveness of the liability. The Company recorded the forgiveness to paid in capital due to the related party aspects of the transactions.

In addition, Allcare was engaged by the Financing Source ("Related Party") on December 30, 1999 as an agent to attempt to settle the trade debts of PSH. In the first and second quarter of 2000, the Financing Source ("Related Party") funded $750,000 to settle $1,121,006 of PSH's trade debts. No gain or loss was recorded for the settlement of the liability. The Company recorded $1,121,006 to paid in capital due to the related party aspects of the transaction.

Notes Payable

At December 31, 2000, notes payable-related party included amounts due to the Financing Source ("Related Party"), through which the Company has obtained financing collateralized by the Company's accounts receivable and equipment. The collateral also includes all the issued and outstanding common stock of Consolidated Health Corporation Of Mississippi, Inc.

Certain financing agreements with the Financing Source ("Related Party") provide that the Company will periodically sell certain eligible accounts receivable to the Financing Source ("Related Party"). However, the terms of the agreements specify certain items of limited recourse, including the ability to resell receivables which have aged beyond 150 days back to the Company. While the Company believes that legally a sale of its receivables has occurred, due to the existence of the terms of limited recourse, this transaction does not qualify for treatment as a sale for accounting purposes and, accordingly, such activity has been recorded as notes payable at December 31, 2000 and 1999.

The notes payable due to the Financing Source ("Related Party") at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                             -------           --------
                                                               2000             1999
                                                             -------           --------
Notes payable, interest at 14%, maturing at various
dates in June 2003, collateralized by accounts
receivable (subject to sale and subservicing
agreements)                                                  $ 70,982          $ 56,501

Unsecured note payable, interest at 12%, matures on
July 31, 2001                                                      17                43
                                                              -------          --------
                                                              $70,999          $ 56,544
                                                              =======          ========

Long-Term Debt

Long-term debt - related party consists of an unsecured promissory note, interest at 14%, due in monthly installments of principal and interest of $13,232, and matures on September 1, 2003. Scheduled principal maturities for each of the five years subsequent to December 31, 2000, and thereafter are estimated as follows (in thousands): 2001 - $116; 2002 - $132; and 2003 - $113.

Indebtedness

At December 31, 2000, the Company is indebted to the Financing Source ("Related Party") in the amount of $71.7 million.


Stock Ownership

Healthcare Capital, LLC ("HCC"), formerly know as Intercontinental Investment Associates, Ltd., is affiliated with the Financing Source ("Related Party") via common individual owners. At December 31, 2000, HCC is the Company's majority shareholder. HCC owns directly and/or indirectly 47.6% or 11,028,717 of the 23,145,034 shares of the issued and outstanding shares of the Company's $.002 par value Common Stock as of March 31, 2002. The ownership percentage and the number of shares owned do not take into account following:

         a) the 800,000 shares of the Company's Series G Preferred Stock owned by HCC that could convert, based on the market value of the Company's Common Stock on May 22, 2002, into approximately 11,428,571 shares of the Company's Common Stock,

         b) dividends in arrears of $150,000 on the Company's Series G Preferred Stock as of December 31, 2000, which are anticipated to be paid by the issuance of 9,428,571 shares of the Company's Common Stock, or

         c) shares of the Company's Common Stock held by HCC in street name.

Leases

The Company leases one of its facilities and certain equipment from the Financing Source ("Related Party") with initial lease terms of twenty years. Scheduled future minimum commitments under these operating leases with remaining terms subsequent to December 31, 2000 are as follows (in thousands):

         --------------             -------------
         Years Ending               Related-Party
         December 31,                  Leases
         --------------             -------------
             2001                   $     1,145
             2002                         1,145
             2003                         1,146
             2004                         1,146
             2005                         1,146
          Thereafter                     11,742
                                    -----------
                                    $    17,470
                                    ===========

Scheduled future minimum commitments under capital lease obligations with remaining terms subsequent to December 31, 2000 are as follows (in thousands):

             --------------------        ---------
                                         Related-
             Years Ending                 Party
             December 31,                 Leases
             --------------------        ---------
                 2001                     $  66
                 2002                        17
                 2003                        --
                 2004                        --
                 2005                        --
              Thereafter                     --
                                          -----
                                             83

        Less amounts
          Representing interest              (5)
                                          ------

        Present value of remaining
          minimum capital lease
          payments                           78

        Less:
          Scheduled current portion         (62)
          Non-current obligations
            Reclassified to current          --
                                          -----
        Long-term obligations
          Under capital leases               16
                                          =====

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   List of Financial Statements

The following Consolidated Financial Statements of Rx Medical Services Corp. and Report of Independent Accountants are filed as a part of this annual report:

                                                                                      -----------
                                                                                         Page
                                                                                      -----------
    Report of Independent Certified Public Accountants                                    39
    Consolidated Statements of Operations for the years ended
      December 31, 2000, 1999 and 1998                                                    40
    Consolidated Balance Sheets at December 31, 2000 and 1999                           41-42
    Consolidated Statements of Shareholders' Deficit for the years ended
      December 31, 2000, 1999 and 1998                                                    43
    Consolidated Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998                                                  44-45
    Notes to Consolidated Financial Statements                                          46-64

Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(2) List of Exhibits: (numbered in accordance with Item 601 of Regulation
S-K)

------------     ---------------------------------------------------------------    ----------------
  Exhibit                                                                           Incorporation by
  Number                        Description of Document                                Reference
------------     ---------------------------------------------------------------    ----------------

     3(a)        Certificate of Incorporation                                             3(a)*

     3(b)        By-Laws                                                                  3(b)*

     3(c)        Certificate of Decrease in Number of Authorized and                      3(c)**
                 Outstanding Shares of Stock, filed with Nevada Secretary of
                 State (December 1991)

     3(d)        Certificate of Decrease in Number of Authorized and                      ***
                 Outstanding Shares, filed with Nevada Secretary of State
                 (December 1993)

     4(a)        Certificate of Resolution with respect to Series B Preferred             4(a)****
                 Stock of Registrant

     4(b)        Certificate of Designation, Series C Preferred Stock                     4(b)-

     4(c)        Certificate of Designation, Series D Preferred Stock                     4(c)-

     4(d)        Certificate of Designation, Series E Preferred Stock                     4(d)-

     4(e)        Certificate of Designation, Series F Preferred Stock                     4(e)-

     10(a)       Sale and Subservicing Agreement dated as of October 7, 1993,            10(kk)+
                 by and among Manatee Medical Laboratories, Inc., NPFII-W, Inc.
                 and National Premier Financial Services, Inc.

     10(b)       Agreement of Merger, dated April 20, 1994, together with                10(a)++
                 supplementary letter from Kachina, Inc., dated April 20, 1994

     10(c)       Purchase Commitment, dated April 20, 1994, from NCFE                    10(b)++

     10(d)       Promissory Note, Security Agreement and Pledge Agreement,               10(c)+++
                 dated September 19, 1994, from Rx Medical Services Corp. to
                 NCFE

     10(e)       Plan and Agreement of Merger, dated July 7, 1995, by and among          10(a)++++
                 Rx Medical Services Corp., CHC Acquisition Corp. and
                 Consolidated Health Corporation of Mississippi, Inc.

     10(f)       Asset Purchase Agreement, dated as of August 11, 1995, by and           10(e)++++
                 among Meris Laboratories, Inc., Rx Medical Services Corp. and
                 Manatee Medical Laboratories, Inc. [for northern California]

     10(g)       Asset Purchase Agreement, dated as of August 11, 1995, by and           10(f)++++
                 among Meris Laboratories, Inc., Rx Medical Services Corp. and
                 Manatee Medical Laboratories, Inc. [for southern California]

     10(h)       Laboratory Services Agreement, made as of August 12, 1995,              10(g)++++
                 between Meris Laboratories, Inc. and Rx Medical Services Corp.

     10(i)       Amendment to Asset Purchase Agreement, dated as of August 17,           10(h)++++
                 1995 by and among Meris Laboratories, Inc., Rx Medical
                 Services Corp. and Manatee Medical Laboratories, Inc. [for
                 southern California]

     10(j)       Pledge Agreement, dated as of July 13, 1995, from Rx Medical            10(j)-
                 Services Corp. to NCFE

     10(k)       Hospital Lease Agreement, dated as of November 1, 1995,                 10(k)-
                 between Smith County, MS and CHC Management, Inc.

     10(l)       Articles of Merger (CHC) filed November 14, 1995 with MS                10(l)-
                 Secretary of State

     10(m)       Operating Agreement, dated as of March 30, 1996, between                10(m)-
                 NPF-X, Inc and CHC Whitwell, Inc.

     10(n)       Operating Agreement, dated as of March 30, 1996, between                10(n)-
                 NPF-X, Inc and CHC Clintwood, Inc.

     10(o)       Option to Purchase Agreement, effective as of March 29, 1996,           10(o)-
                 between NPF-X, Inc. and CHC

     10(p)       First Amendment to CHC Merger Agreement                                 10(p)-

     10(q)       Option Agreement on Whitwell Medical Center, Whitwell, TN               10(q)-

     10(r)       Note Extension                                                          10(r)-

     10(s)       Asset Purchase Agreement, dated August 28, 1996, between The             2(a)--
                 Podiatry Hospital of Pittsburgh and CHC

     10(t)       Amendment to Asset Purchase Agreement, undated                           2(b)--

     10(u)       Stipulation of Dismissal and Order                                      10(u)---

     11          Computation of Primary Earnings Per Share

     21          Subsidiaries of Registrant                                              21-

     10(v)       Asset Sale dated December 30, 1999, between Pittsburgh                  10(v) ----
                 Specialty Hospital and AllCare

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

         +        Amendment No. 1 to Form S-1 of Registrant, dated October 28,
                  1993

         ++       Current Report of Registrant on Form 8-K, dated April 20, 1994

         +++      Current Report of Registrant on Form 8-K, dated September 20,
                  1994

         ++++     Current Report of Registrant on Form 8-K, dated August 10,
                  1995

         - Annual Report of Registrant on Form 10-K for fiscal year ended December 31, 1995

         --       Current Report of Registrant on Form 8-K, dated April 3, 1997

         ---      Current Report of Registrant on Form 8-K, dated January 29,
                  1998

         ---- Annual Report of Registrant on Form 10-K for fiscal year ended December 31, 1999

(b)      Reports on Form 8-K

         None.

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors
Rx Medical Services Corp.

We have audited the accompanying consolidated balance sheets of Rx Medical Services Corp. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rx Medical Services Corp. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Rx Medical Services Corp. will continue as a going concern. However, as more fully described in Note 1, the Company has incurred recurring operating losses, has a working capital deficiency, is delinquent in payments due to debt holders, taxing authorities and others, is in default of certain loan covenants and is dependent on the continued funding by the senior lender. In addition, as described in Note 12, there are uncertainties concerning the Company's compliance with various federal and state statutes and certain provisions of the Omnibus Budget Reconciliation Act of 1993, as well as, certain similar state statutes. The forgoing matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 12. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/ Grant Thornton LLP
Weston, Florida
May 22, 2002

                           RX MEDICAL SERVICES CORP.
                     Consolidated Statements of Operations
                (Dollars in thousands except per share amounts)


                                                                         Years Ended December 31,
                                                             --------------------------------------------------
                                                               2000                 1999                 1998
                                                             --------             --------             --------

Revenues:
      Hospitals and medical clinics                          $  9,157             $ 12,077             $ 15,486
      Biological products                                          --                  732                1,012
                                                             --------             --------             --------
                                                                9,157               12,809               16,498
                                                             --------             --------             --------

Costs and expenses:
      Compensation and benefits                                 6,551                8,872                9,716
      Biological products                                          --                  470                  633
      Supplies                                                    988                1,251                1,820
      Fees for services                                         1,232                1,263                2,489
      Bad debts                                                 1,070                1,711                1,389
      Bad debts - related party                                   535                   --                   --
      Depreciation and amortization                               151                  246                  243
      Occupancy                                                   488                  610                  698
      Occupancy-related party                                     962                  962                  962
      Equipment rental and maintenance                            323                  414                  422
      Equipment rental-related party                              183                  183                  183
      Other                                                       702                1,304                1,857
                                                             --------             --------             --------
                                                               13,185               17,286               20,412
                                                             --------             --------             --------

Operating loss                                                 (4,028)              (4,477)              (3,914)

Other income (expense):
      Interest                                                    (81)                (106)                (257)
      Interest - related party                                (10,807)              (8,714)              (7,393)
      Provision for legal judgment                                 --                   --               (1,130)
      Loss on sale/abandonment of assets                           --                 (149)                  --
      Loss on settlement of liabilities                            --                 (185)                 (50)
      Other income                                                210                  207                  173
                                                             --------             --------             --------
                                                              (10,678)              (8,947)              (8,657)
                                                             --------             --------             --------

Loss from continuing operations                               (14,706)             (13,424)             (12,571)

Gain from discontinued operations                                  --                   --                  136

Extraordinary item:
      Gain on settlement of indebtedness                           --                   --                3,195
                                                             --------             --------             --------

Net loss                                                     $(14,706)            $(13,424)            $ (9,240)
                                                             ========             ========             ========

Basic and diluted net loss per common share:
      Loss from continuing operations                        $  (0.64)            $  (0.76)            $  (0.95)
      Gain from discontinued operations                            --                   --                 0.01
      Gain from extraordinary item                                 --                   --                 0.24
                                                             --------             --------             --------

      Basic and diluted net loss per common share            $  (0.64)            $  (0.76)            $  (0.70)
                                                             ========             ========             ========


  The accompanying notes are an integral part of these financial statements.

                           RX MEDICAL SERVICES CORP.
                          Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                        December 31,
                                                                                  ---------------------------
                                                                                   2000                 1999
                                                                                  -------             -------

Assets:
      Current assets:
          Cash                                                                    $    81             $    46
          Accounts receivable (less allowance for doubtful accounts of
            $2,624 and $2,690 at 2000 and 1999, respectively)                       2,033               2,630
          Inventories                                                                 294                 322
          Other                                                                        52                  78
                                                                                  -------             -------

               Total current assets                                                 2,460               3,076
                                                                                  -------             -------

      Property and equipment, at cost
          Equipment                                                                   756                 706
          Furniture, fixtures and improvements                                         94                  92
                                                                                  -------             -------

                                                                                      850                 798

          Less: accumulated depreciation and amortization                            (546)               (401)
                                                                                  -------             -------

                                                                                      304                 397

      Other assets                                                                     11                  18
                                                                                  -------             -------

               Total assets                                                       $ 2,775             $ 3,491
                                                                                  =======             =======


  The accompanying notes are an integral part of these financial statements.

                           RX MEDICAL SERVICES CORP.
                    Consolidated Balance Sheets (continued)
                             (Dollars in thousands)


                                                                                                     December 31,
                                                                                            -------------------------------
                                                                                              2000                   1999
                                                                                            ---------             ---------

Liabilities and shareholders' deficit:
      Current liabilities:
          Note payable                                                                      $      16             $      16
          Notes payable - related party                                                        70,999                56,544
          Accounts payable                                                                      4,541                 6,430
          Accrued liabilities                                                                   1,580                   872
          Accrued liabilities - related party                                                     280                   166
          Accrued compensation, benefits and related taxes                                        907                 1,254
          Current portion of long-term debt-related party                                         116                   100
          Current portion of capital lease obligations                                             50                    65
          Current portion of capital lease obligations-related party                               62                    57

                                                                                            ---------             ---------
               Total current liabilities                                                       78,551                65,504

      Long-term liabilities:
          Long-term debt-related party                                                            245                   361
          Obligations under capital leases                                                         28                    21
          Obligations under capital leases-related party                                           16                    78

                                                                                            ---------             ---------
               Total long-term liabilities                                                        289                   460
                                                                                            ---------             ---------

               Total liabilities                                                               78,840                65,964
                                                                                            ---------             ---------

Commitments and contingencies                                                                      --                    --

Shareholders' deficit:
      Convertible preferred stock, $.001 par value, authorized shares
          1,500,000, issued and outstanding 800,000 shares at 2000 and 1999;
          aggregate liquidation preference of $950 and $830 at 2000 and 1999,
          respectively                                                                              1                     1
      Common stock, $.002 par value, authorized 25,000,000 shares, issued and
        outstanding 23,751,920 at 2000 and 1999                                                    47                    47
      Additional paid-in capital                                                               45,139                44,025
      Accumulated deficit                                                                    (121,251)             (106,545)
      Treasury stock, 605,554 shares of common stock, at par value,
        at 2000 and 1999                                                                           (1)                   (1)

                                                                                            ---------             ---------
               Total shareholders' deficit                                                    (76,065)              (62,473)
                                                                                            ---------             ---------

               Total liabilities and shareholders' deficit                                  $   2,775             $   3,491
                                                                                            =========             =========


  The accompanying notes are an integral part of these financial statements.

                           RX MEDICAL SERVICES CORP.
                Consolidated Statements of Shareholders' Deficit
                       (Dollars and shares in thousands)


                                               Convertible                       Addi-                   Treasury      Total
                                             Preferred Stock      Common Stock   tional      Accumu-      Stock        Share
                                            -----------------    --------------  Paid-In      lated    -------------  holders'
                                            Shares     Amount    Shares  Amount  Capital     Deficit   Shares Amount  Deficit
                                            ------    -------    ------  ------ --------    --------   ------ ------  --------

       Balance December 31, 1997             1,023    $ 3,002     9,164   $18   $ 37,233    $ (83,881)   606   $(1)    (43,629)

Issuance of preferred stock                    800          1        --    --        800           --     --    --         801
Issuance of common stock                        --         --     5,000    10        790           --     --    --         800
Issuance of common stock for
  conversion of preferred stock               (600)    (3,001)      600     1      3,000           --     --    --          --
Issuance of common stock in
  exchange for preferred stock                (359)        --     1,029     2         (2)          --     --    --          --
Issuance of common stock for
  dividends in arrears                          --         --     2,190     4        716           --     --    --         720
Dividends on preferred stock                    --         --        --    --       (176)          --     --    --        (176)
Net loss                                        --         --        --    --         --       (9,240)    --    --      (9,240)
                                            ------    -------    ------   ---   --------    ---------    ---   ---    --------
         Balance December 31, 1998             864          2    17,983    35     42,361      (93,121)   606    (1)    (50,724)

Issuance of common stock for
  conversion of preferred stock                (64)        (1)    4,605     9         (9)          --     --    --          (1)
Issuance of common stock for
  dividends in arrears                          --         --     1,164     3        143           --     --    --         146
Dividends on preferred stock                    --         --        --    --       (120)          --     --    --        (120)
Sale of subsidiary                              --         --        --    --      1,650           --     --    --       1,650
Net loss                                        --         --        --    --         --      (13,424)    --    --     (13,424)
                                            ------    -------    ------   ---   --------    ---------    ---   ---    --------
         Balance December 31, 1999             800          1    23,752    47     44,025     (106,545)   606    (1)    (62,473)

Dividends on preferred stock                    --         --        --    --       (120)          --     --    --        (120)
Forgiveness of liability - related party        --         --        --    --        113           --     --    --         113
Settlement of liabilities - related party       --         --        --    --      1,121           --     --    --       1,121
Net loss                                        --         --        --    --         --      (14,706)    --    --     (14,706)
                                            ------    -------    ------   ---   --------    ---------    ---   ---    --------
         Balance December 31, 2000             800    $     1    23,752   $47   $ 45,139    $(121,251)   606   $(1)   $(76,065)
                                            ======    =======    ======   ===   ========    =========    ===   ===    ========


  The accompanying notes are an integral part of these financial statements.

                           RX MEDICAL SERVICES CORP.
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                                Years Ended December 31,
                                                                                           -------------------------------------
                                                                                             2000           1999           1998
                                                                                           --------       --------       -------

Cash flows from operating activities:
      Net loss                                                                             $(14,706)      $(13,424)      $(9,240)
      Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                         151            246           243
          Provision for bad debts                                                             1,605          1,711         1,389
          Provision for legal judgment                                                           --             --         1,130
          Loss on sale/abandonment of assets                                                      3            161            15
          (Gain) loss on settlement of liabilities                                               --            185          (150)
          Gain on settlement of indebtedness                                                     --             --        (3,195)
          Changes in operating assets and liabilities, net of effects of acquisition:
              Increase in accounts receivable                                                (1,008)        (1,702)         (304)
              (Increase) decrease in inventories                                                 27             (9)          154
              (Increase) decrease in other assets                                                33             (1)         (110)
              Increase (decrease) in accounts payable and accrued liabilities                  (525)           890         2,276
              Increase (decrease) in accrued liabilities - related party                        114             75          (534)
              Change in discontinued operations                                                  --             --          (100)
                                                                                           --------       --------       -------
                  Net cash used in operating activities                                     (14,306)       (11,868)       (8,426)
                                                                                           --------       --------       -------

Cash flows from investing activities:
      Proceeds from sale of property and equipment                                                2             --            --
      Acquisition of property and equipment                                                     (31)           (48)          (75)
                                                                                           --------       --------       -------
                  Net cash used in investing activities                                         (29)           (48)          (75)
                                                                                           --------       --------       -------

Cash flows from financing activities:
      Proceeds from notes payable and long-term debt - related party                         14,566         12,092         8,308
      Payments on notes payable, long-term debt and obligations under capital leases            (39)           (50)         (632)
      Payments on notes payable, long-term debt and obligations under capital leases
        - related party                                                                        (157)          (101)          (64)
      Proceeds from the sale of preferred stock                                                  --             --           800
                                                                                           --------       --------       -------
                  Net cash provided by financing activities                                  14,370         11,941         8,412
                                                                                           --------       --------       -------

Net increase (decrease) in cash                                                                  35             25           (89)
Cash - beginning of year                                                                         46             21           110
                                                                                           --------       --------       -------

Cash - end of year                                                                         $     81       $     46       $    21
                                                                                           ========       ========       =======


 (Continued)


  The accompanying notes are an integral part of these financial statements.

                           RX MEDICAL SERVICES CORP.
               Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)


                                                                                     Years Ended December 31,
                                                                                 ---------------------------------
                                                                                 2000          1999           1998
                                                                                 ----          ----           ----

The following is supplementary information relating to the consolidated statement of cash flows:

Noncash investing and financing activities:
      Note receivable utilized to reduce litigation settlement                   $ --          $ 169          $ --
                                                                                 ====          =====          ====
      Equipment purchased under capital leases                                   $ 31          $  --          $263
                                                                                 ====          =====          ====
      Common stock issued for payment of dividends in arrears                    $ --          $ 146          $720
                                                                                 ====          =====          ====
      Common stock issued to reduce notes payable - related party                $ --          $  --          $800
                                                                                 ====          =====          ====


On July 1, 1998, the 600,270 issued and outstanding shares of the Company's
         Series F Preferred Stock, were converted into 600,270 shares of the Company's Common Stock.

On December 31, 1999, the remaining 63,836 issued and outstanding shares of the Company's Series C Preferred Stock were converted into 4,605,311 shares of the Company's Common Stock.

Effective December 30, 1999, the Company sold Consolidated Health Corporation
         Of Pittsburgh, Inc.'s (PSH) assets of $1,342. The Financing Source settled certain liabilities of $2,992.

During the year ended December 31, 2000, the Financing Source provided $113 to process certain PSH transactions and $1,121 to settled certain PSH trade debts. Due to the related party aspects of the transactions no gain or loss was recognized on the transactions and these amounts were recorded to paid in capital. (See Note 2)

For the years ended December 31, 2000, 1999, and 1998, interest paid, which includes interest on obligations under capitalized leases, was $2,843, $2,307 and $2,607, respectively. No income taxes were paid during these periods.


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

b.       Nature of operations

The Company operates a hospital and clinics in Clintwood, Virginia. The Company's primary source of revenue is providing medical services to patients in the geographic area of Clintwood, Virginia.

c.       Basis of presentation

For all years presented, the medical diagnostic services business segment has been reflected as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 which provides for the reporting of operating results of discontinued operations separately from the continuing operations (see Note 4).

The Company has experienced significant losses in each of the past three years, reflects a working capital deficit of $76.1 million at December 31, 2000, is in default with respect to certain indebtedness and there are uncertainties regarding the Company's compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment (see Note 12c). However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is dependent on the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. and its affiliates (the "Financing Source") (see Note 9) or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached profitability operationally, it is attempting to improve operational profitability, as well as, cash flow. The Company's primary focus though is on the continuing reorganization of the hospital ownership and management business.

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

f.       Property and equipment

Depreciation on equipment, furniture, fixtures and improvements is computed principally on the straight-line method over the estimated useful lives of these assets, which range from three to ten years.

g.       Revenues

Revenue from hospitals and medical clinics is recognized upon completion of patient services and is recorded net of contractual allowances and amounts estimated to be received under reimbursement arrangements with certain third party payers. Approximately 61%, 56% and 54% of the Company's revenues for the years ended December 31, 2000, 1999 and 1998, respectively, were reimbursements provided by Medicare and Medicaid.

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

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


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

h.       Income taxes

The Company accounts for deferred income taxes utilizing the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The liability method applies the enacted statutory rates in effect at the balance sheet date to differences between the book and tax basis of assets and liabilities. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws. A valuation allowance is provided against deferred income tax assets to the extent of the likelihood that the deferred tax asset may not be realized.

i.       Basic and diluted net loss per common share

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

j.       Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of estimated fair values of financial instruments. These estimated fair values are to be disclosed whether or not they are recognized in the balance sheet, provided it is practical to estimate such values. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company. The Company estimates that the carrying amount approximates the fair value of its financial instruments at December 31, 2000 and 1999 due to the maturities of these financial instruments.

k.       Stock options

Options granted under the Company's Stock Option Plans are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations.

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires additional proforma disclosures for companies that will continue to account for employee stock options under the intrinsic value method specified in APB 25. The Company plans to continue to apply APB 25 and the only effect of this statement on the Company's financial statements are the new disclosure requirements.

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

m.       Concentration of credit risk

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

o.       Reclassifications

Certain amounts in the prior years have been reclassified to conform to the 2000 consolidated financial statement presentation.

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

In connection with the sale agreement described above, a second agreement, Agreement Regarding Acquisition of Assets of Pittsburgh Specialty Hospital was entered into by and among The Financing Source, AllCare and another party. The agreement called for the following:

         -        The Financing Source to settle certain debts of PSH.

         - AllCare will enter into a $3,300,000 mortgage payable (described in the above paragraph) with Financing Source.

         - The Financing Source will provide AllCare with 12 monthly payments of $200,000 commencing on the Closing date in return for a $2,400,000 mortgage.

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


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

A summary of the assets sold to AllCare and liabilities paid off by The Financing Source are as follows:


Accounts receivable, net                                         $ (355)
Inventories                                                         (50)
Land and buildings                                                 (653)
Equipment, net                                                     (284)
Notes payable - related party                                     2,758
Accrued liabilities                                                   7
Accrued liabilities - related party                                  14
Long-term debt                                                      197
Obligations under capital leases - related party                     16
                                                                 ------
Net adjustment to paid in capital                                $1,650
                                                                 ======

No gain or loss was recorded for the sale of the PSH assets to AllCare or the PSH liabilities being settled by The Financing Source. The Company recorded the net adjustment to paid in capital due to the substance and the related party aspects of the transaction.

3.       FORGIVENESS AND SETTLEMENT OF LIABILITIES - RELATED PARTY

Effective December 30, 1999, the Company entered into an Agreement For The Sale And Purchase of Assets of PSH to AllCare (See Note 2). Although effective control of the assets of PSH were transferred to Allcare on December 30, 1999, the Company continued to process certain PSH transactions on behalf of Allcare during the first and second quarter of 2000 as Allcare was in the process of securing medical provider numbers. The transactions aggregated $240,037. None of these transactions were recorded in the Company's statement of operations for the year ended December 31, 2000. The Company was not compensated for these processing services subsequent

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


to January 1, 2000. The Financing Source funded $352,954 for PSH's on going obligations. The net value of transactions processed on behalf of Allcare for the year ended December 31, 2000, combined with the funding received from the Financing Source resulted in a liability by the Company to the Financing Source of $112,917. The Financing Source forgave this liability, however no gain or loss was recorded on the forgiveness of the liability. The Company recorded the forgiveness to paid in capital due to the related party aspects of the transactions.

In addition, Allcare was engaged by the Financing Source on December 30, 1999 as an agent to attempt to settle the trade debts of PSH. In the first and second quarter of 2000, the Financing Source funded $750,000 to settle $1,121,006 of PSH's trade debts. No gain or loss was recorded for the settlement of the liability. The Company recorded $1,121,006 to paid in capital due to the related party aspects of the transaction.

4.       DISCONTINUED OPERATIONS

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

The result of operations of discontinued operations for the year ended December 31, 1998 resulted in a gain from discontinued operations of $136,000. There were no net assets/liabilities of discontinued operations at December 31, 1998.

5.       NOTES PAYABLE

a.       Note Payable

Note payable, at December 31, 2000 and 1999, consists of an unsecured promissory note, due in monthly principal and interest installments, that bears interest at 8.00% per annum. This note matured on February 3, 2000. The holder of this note, as of the date of these financial statements, has not renewed this note or sought collection of the outstanding principal and accrued interest.

b.       Notes Payable - Related Party

At December 31, 2000 and 1999, notes payable-related party included amounts due to the Financing Source, through which the Company has obtained financing collateralized by the Company's accounts receivable and equipment. The collateral

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


also includes all the issued and outstanding common stock of Consolidated Health Corporation Of Mississippi, Inc.

Certain financing agreements with the Financing Source provide that the Company will periodically sell certain eligible accounts receivable to the Financing Source. However, the terms of the agreements specify certain items of limited recourse, including the ability to resell receivables which have aged beyond 150 days back to the Company. While the Company believes that legally a sale of its receivables has occurred, due to the existence of the terms of limited recourse, this transaction does not qualify for treatment as a sale for accounting purposes and, accordingly, such activity has been recorded as notes payable at December 31, 2000 and 1999.

The notes payable due to the Financing Source at December 31, 2000 and 1999 consisted of the following (in thousands):


                                                                                                2000                1999
                                                                                               -------             -------

Notes payable, interest at 14%, maturing at various dates in June 2003, collateralized by accounts receivable (subject to sale and subservicing
agreements)                                                                                    $70,982             $56,501

Unsecured note payable, interest at 12%, matures on July 31, 2001
                                                                                                    17                  43
                                                                                               -------             -------
                                                                                               $70,999             $56,544
                                                                                               =======             =======

The Company has defaulted on the required payments due under the notes payable of $70,982 and $56,501 collateralized by accounts receivable at December 31, 2000 and 1999, respectively.

6.       LONG-TERM DEBT - RELATED PARTY

Long-term debt - related party consists of an unsecured promissory note, interest at 14%, due in monthly installments of principal and interest of $13,232, and matures on September 1, 2003. Scheduled principal maturities for each of the five years subsequent to December 31, 2000, and thereafter are estimated as follows (in thousands): 2001 - $116; 2002 - $132; and 2003 - $113.

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


7.       SHAREHOLDERS' EQUITY

a.       Preferred stock

At December 31, 2000 the Company had authorized, issued and outstanding one series of preferred stock as follows:

Series G Preferred Stock, par value of $.001, conversion price is the market value of the Company's Common Stock, with voting rights equivalent to the Company's Common Stock. This series of Preferred Stock is convertible into shares of the Company's Common Stock annually, with the annual conversion being limited to twenty-five percent (25%) of the original shares issued to each shareholder. On July 1, 2002, any remaining unconverted shares automatically convert into the Company's Common Stock. This series of Preferred Stock pays annual dividends of $0.15 in arrears, payable at the Company's discretion in cash or the Company's Common Stock. At December 31, 2000 dividends in arrears on this series of Preferred Stock aggregated approximately $150,000. At December 31, 2000, 800,000 issued and outstanding shares of Series G Preferred Stock remain unconverted.

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

c.       Stock issuances

The Company issued no shares of the Company's Common or Preferred Stock during the year ended December 31, 2000.

d.       Stock options

The Company's 1992 Long-Term Incentive Stock Option Plan provides for granting of options of not more than 1,000,000 shares of Common Stock. Options granted under the plans are exercisable in one-third installments annually from the date of grant and have a term of four to ten years.

The Company had also granted stock options which were classified as non-qualified, and which are not included in the 1992 Employees' Incentive Stock Option Plan. The remaining non-qualified stock options expired unexercised during the year ended

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


December 31, 2000 and as such there are no remaining unexercised non-qualified stock options.

There were no options granted in 2000, 1999 and 1998; therefore no proforma adjustments are required pursuant to SFAS 123.

A summary of the status of the Company's fixed stock options as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is as follows:


                                                      2000                          1999                         1998
                                           ----------------------------  ----------------------------  ----------------------------
                                                       Weighted-Average              Weighted-Average              Weighted-Average
                                                           Exercise                      Exercise                      Exercise
                                            Shares          Price          Shares         Price          Shares         Price
                                           ---------   ----------------  ---------   ----------------  ---------   ----------------

Outstanding at beginning of the year         242,127        $ 2.60         807,368        $ 2.20         849,868        $ 2.49
Granted                                           --                            --                            --
Exercised                                         --                            --                            --
Expired                                      (78,500)       $ 1.94        (565,241)       $ 2.03         (42,500)       $ 8.00
                                           ---------                     ---------                     ---------
Outstanding at end of the year
                                             163,627        $ 2.92         242,127        $ 2.60         807,368        $ 2.20
                                           =========                     =========                     =========

Options exercisable at end of year           163,627                       242,127                       807,368
                                           =========                     =========                     =========

Weighted-average fair value of
options granted during the year            $      --                     $      --                     $      --
                                           =========                     =========                     =========

The following information applies to options outstanding at December 31, 2000:


                                Options Outstanding                            Options Exercisable
                      -------------------------------------------         -----------------------------
                                        Weighted -
                                         Average       Weighted -                            Weighted -
                                        Remaining       Average                                Average
   Range of                            Contractual      Exercise                              Exercise
Exercise Prices       Shares              Life           Price            Shares               Price
---------------       -------          -----------     ----------         -------            ----------

    $ 1.000            25,000            1.66           $ 1.00             25,000              $ 1.00
    $ 2.625           121,932            2.14           $ 2.63            121,932              $ 2.63
    $ 4.000             7,375            1.66           $ 4.00              7,375              $ 4.00
    $11.000             9,320            1.61           $11.00              9,320              $11.00
                      -------                                             -------
                      163,627                                             163,627
                      =======                                             =======

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


e.       Basic and diluted net loss per common share

The following table reflects the computation of the basic and diluted net loss per common share (in thousands except for per share data):


                                                                   Years Ended December 31,
                                   ------------------------------------------------------------------------------------------
                                              2000                           1999                            1998
                                   --------------------------      -------------------------        -------------------------
                                                    Per-Share                      Per-Share                        Per-Share
                                    Amount           Amount         Amount           Amount          Amount           Amount
                                   --------         ---------      --------        ---------        --------        ---------

Loss from continuing
  Operations                       $(14,706)         $(0.63)       $(13,424)         $(0.75)        $(12,521)         $(0.94)
Dividends on preferred
  Stock                                (120)          (0.01)           (120)          (0.01)            (176)          (0.01)
                                   --------          ------        --------          ------         --------           -----

Loss available to common
  shareholders'                     (14,826)          (0.64)        (13,544)          (0.76)         (12,697)          (0.95)
Gain from discontinued
  Operations                             --              --              --              --              136            0.01
Extraordinary items - gain               --              --              --              --            3,145            0.24
                                   --------          ------        --------          ------         --------          ------
Net loss                           $(14,826)         $(0.64)       $(13,544)         $(0.76)        $ (9,416)         $(0.70)
                                   ========          ======        ========          ======         ========          ======

Weighted average
  common shares
    outstanding                      23,146                          17,802                           13,310
                                   ========                        ========                         ========

The Company has issued potential common share securities (see Notes 7a and 7d) that could potentially dilute basic earnings per share in the future. These potentially dilutive securities, as of December 31, 2000, are as follows:

         a)       stock options for 163,627 shares of the Company's Common
                  Stock,

         b) the Company's Series G Preferred Stock that could convert, based on the market value of the Company Common Stock on December 31, 2000, into approximately 80,000,000 shares of the Company's Common Stock,

         c) dividends in arrears on the Company's Series G Preferred Stock that could convert into approximately 9,428,571 shares of the Company's Common Stock.

These securities were not included in the computations of net loss per common share presented in the financial statements because they were anti-dilutive.

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


At December 31, 2000, the Company does not have enough authorized shares of Common Stock to either convert the Company's Series G Preferred Stock and/or pay the dividends in arrears on the Company's Series G Preferred Stock.

8.       INCOME TAXES

Income tax expense differs from the amounts computed by applying the statutory federal and state tax rates to income before income taxes. The difference is reconciled as follows (in thousands):


                                                                     Years Ended December 31,
                                                           -----------------------------------------------
                                                            2000                 1999                1998
                                                           -------             -------             -------

Tax benefit computed at federal
and state statutory rates                                  $(5,588)            $(5,101)            $(3,511)

Financial statement losses that are not
deductible for income tax purposes                              17                  20                  26

Financial statement losses and tax credits with
no tax benefit as a result of net
operating loss carryforwards                                 5,571               5,081               3,485
                                                           -------             -------             -------
                                                           $    --             $    --             $    --
                                                           =======             =======             =======

At December 31, 2000, the Company has a federal net operating loss carryforward of approximately $103.3 million. In addition, the Company has various state net operating loss carryforwards.

As a result of certain cumulative changes in the Company's stock ownership over the years, the use of the Company's federal net operating loss carryforward may be substantially limited. In 2005, certain portions of the federal net operating loss carryforward begin to expire.

Differences between pre-tax income for financial reporting purposes and taxable income for income tax purposes relate primarily to allowances for doubtful accounts, accrued compensation, financial statement expenses recorded for certain stock option transactions and net operating loss carryforwards.

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


Deferred tax assets and liabilities at December 31, 2000, and 1999, arose from the following items (in thousands):


                                                          2000               1999
                                                         -------            -------

Deferred tax assets:
Allowance for doubtful accounts receivable               $   997            $ 1,022
Accrued compensation                                         118                136
Outstanding stock options issued for services                228                228
Net operating loss carryforward                           39,246             33,632
                                                         -------            -------
                                                          40,589             35,018
Valuation allowance                                       40,589             35,018
                                                         -------            -------
Net deferred amount                                      $    --            $    --
                                                         =======            =======


9.       RELATED PARTY TRANSACTIONS

The Financing Source is being categorized as a related party due to the Financing Source's stock ownership in and its ability to exercise control over the operations of the Company.

Healthcare Capital, LLC ("HCC"), formerly know as Intercontinental Investment Associates, Ltd., is affiliated with the Financing Source via common individual owners. At December 31, 2000, HCC is the Company's majority shareholder. HCC owns directly and/or indirectly 47.6% or 11,028,717 of the 23,145,034 shares of the issued and outstanding shares of the Company's $.002 par value Common Stock as of March 31, 2002. The ownership percentage and the number of shares owned do not take into account following:

         a) the 800,000 shares of the Company's Series G Preferred Stock owned by HCC that could convert, based on the market value of the Company's Common Stock on May 22, 2002, into approximately 11,428,571 shares of the Company's Common Stock,

         b) dividends in arrears of $150,000 on the Company's Series G Preferred Stock as of December 31, 2000, which are anticipated to be paid by the issuance of 9,428,571 shares of the Company's Common Stock, or

         c) shares of the Company's Common Stock held by HCC in street name.

At December 31, 2000, the Company is indebted to the Financing Source in the amount of $71.7 million.

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


10.      EXTRAORDINARY ITEMS

On July 23, 1998, the pending lawsuit against the Company and Manatee Medical Laboratories, Inc. by Eduardo R. Latour, as Trustee for Physicians Reference Lab Short Term Trust filed in the Circuit Court for Pinellas County, Florida (Case No. 96-00683-CI-15) was settled. A stipulation of settlement was entered into by the parties pursuant to which a voluntary dismissal with prejudice was filed with the Clerk of the Court. Pursuant to the settlement $3.1 million of long-term debt and $0.7 million of accrued interest was retired for $0.6 million in cash. The Company, due to the settlement of this lawsuit, recognized a gain on settlement of indebtedness of $3.2 million during the year ended December 31, 1998.

This item has been accounted for as an extraordinary item in accordance with Accounting Principals Board Opinion No. 30, which provides for the reporting of such material, non-recurring events separately from the continuing operations.

11.      RETIREMENT PLAN

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

Company contributions to the Plan for the years ended December 31, 2000, 1999 and 1998 aggregated approximately (in thousands) $43, 52 and 60, respectively.

12.      COMMITMENTS AND CONTINGENCIES

a.       Leases

The Company leases its operating and other facilities, as well as certain equipment, under noncancelable leases with initial lease terms of one to ten years; also, the Company leases one of its facilities and certain equipment from the Financing Source with initial lease terms of twenty years. Certain of the facilities leases provide for

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


optional renewal periods. Scheduled future minimum commitments under operating leases with remaining terms subsequent to December 31, 2000 are as follows (in thousands):


                                               Related-
Years Ending                 All                Party
December 31,               Leases               Leases
------------               -------             --------
   2001                    $ 1,353             $ 1,145
   2002                      1,192               1,145
   2003                      1,149               1,146
   2004                      1,146               1,146
   2005                      1,146               1,146
 Thereafter                 11,742              11,742
                           -------             -------
                           $17,728             $17,470
                           =======             =======

Scheduled future minimum commitments under capital lease obligations with remaining terms subsequent to December 31, 2000 are as follows (in thousands):


                                                     Related-
Years Ending                      All                 Party
December 31,                     Leases               Leases
------------                     -------             --------
   2001                          $ 156                $  66
   2002                             20                   17
   2003                             --                   --
   2004                             --                   --
   2005                             --                   --
Thereafter                          --                   --
                                 -----               ------
                                   176                   83

Less amounts
  Representing interest            (20)                  (5)
                                 -----               ------

Present value of remaining
  minimum capital lease
  payments                         156                   78

Less:
  Scheduled current portion       (112)                 (62)
  Non-current obligations
    Reclassified to current         --                   --
                                 -----               ------

Long-term obligations
  under capital leases              44                   16
                                 =====               ======

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


Rent expense was approximately (in thousands) $1,619, $1,584, and $1,643, for the years ended December 31, 2000, 1999 and 1998, respectively.

b.       Contracts

The Company has entered into contracts with various individuals and entities to provide patient and other services for the Company. Scheduled future minimum commitments under these contracts with remaining terms subsequent to December 31, 2000 are as follows (in thousands):


Years Ending
December 31,
------------
  2001                         $  545
  2002                            135
  2003                             67
  2004                             --
  2005                             --
Thereafter                         --
                               ------
                                  747
                               ======

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

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


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

d.       Legal proceedings

In July 1998, an action was commenced against the Company in the Superior Court of California, County of Contra Costa, under the title North Bay MRI Associates
v. Rx Medical Services Corp. (Case No. C 98-02610). The complaint stated many issues though the primary issue was that Rx Medical Services Corp. guaranteed the performance of a lease agreement entered into by a partnership of which a subsidiary of Manatee was a general partner. This subsidiary was included in the voluntary bankruptcy petition of Manatee filed on April 4, 1996. The Company chose not to defend against this action and on October 20, 1998 a judgment by default was entered against the Company in the amount of $1,432,900. The Company has established a liability account, which is included in accounts payable, for the full amount of the judgment. In February 2002, the Company settled this action with the plaintiffs for $80,000 in cash and the transference from the Company's Chief Executive Officer of 210,000 shares of the Company's common stock. The Company will recognize a gain on the settlement of this action, in the second quarter of 2002, of approximately $1.4 million.

In November 1998, an action was commenced against Biologic Health Care ("BHC"), which the Company's wholly owned subsidiary RxMIC was a 25% general partner, in the Superior Court of California, County of Santa Clara, under the title of Centeon LLC v. Biologic Health (Case No. CV775830). The complaint stated that BHC owed Centeon LLC for biological and other medical products purchased but not paid for. The partnership was subsequently dissolved and Centeon LLC on January 8, 1999, entered and was granted a default judgment against RxMIC, who was the 25% general partner in BHC, and Biologic Health Resources, who was the 75% general partner in BHC, in the amount of $437,343. This default judgment as of May 22, 2000, had increased to $472,245. The Company has not established a liability account for this judgment as the only asset of RxMIC was the investment in the BHC partnership, which was written off in a previous year, and the Company did not guarantee the performance of BHC or

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


RxMIC. Therefore, Centeon LLC, in the Company's opinion, has no viable way to collect on the default judgment granted to them.

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

13.      SEGMENT INFORMATION

The Company operates in two business segments: the operation of hospitals and medical clinics, and the distribution of biological products. The following presents information on the two business segments (in thousands):


                                                       Hospitals
                                                          and
                                     Years ended        Medical        Biological
                                     December 31        Clinics         Products       Corporate          Total
                                     -----------       ---------       ----------      ---------         -------

Revenues                                2000            $ 9,157         $   --          $    --          $ 9,157
                                        1999            $12,077         $  732          $    --          $12,809
                                        1998            $15,486         $1,012          $    --          $16,498
                                        ----            -------         ------          -------          -------
Operating profit (loss)                 2000            $(3,141)        $ (165)         $  (722)         $(4,028)
                                        1999            $(3,614)        $   52          $  (915)         $(4,477)
                                        1998            $(2,856)        $  163          $(1,221)         $(3,914)
                                        ----            -------         ------          -------          -------
Capital expenditures
 (including capital
  leases)                               2000            $    60         $   --          $     2          $    62
                                        1999            $    40         $   --          $     8          $    48
                                        1998            $   316         $   --          $    --          $   316
                                        ----            -------         ------          -------          -------
Depreciation and
  amortization expense                  2000            $   142         $    4          $     5          $   151
                                        1999            $   230         $    5          $    11          $   246
                                        1998            $   213         $    4          $    26          $   243
                                        ----            -------         ------          -------          -------
Identifiable assets at
  year end                              2000            $ 2,689         $    4          $    82          $ 2,775
                                        1999            $ 3,327         $  126          $    38          $ 3,491
                                        1998            $ 5,286         $   16          $    38          $ 5,340
                                        ----            -------         ------          -------          -------

                           RX MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


14.      FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

The Company recorded significant fourth quarter adjustments which effected the net losses for the following years. Following is a summary of such adjustments (in thousands):


                                                      2000             1999              1998
                                                      ----            ------            ------

Bad debts - related party                             $535            $   --            $   --
Provision for doubtful accounts receivable             255                --                --
Provision for legal judgment                            --                --             1,130
                                                      ----            ------            ------
                                                      $790            $   --            $1,130
                                                      ====            ======            ======


15.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results for the years 2000, 1999 and 1998 are set forth in the following table (in thousands except for per share data):


                                                                                             Diluted Net
                                                        Loss From             Net              Loss Per
                                     Operating         Continuing           Income              Common
                     Revenues          Loss            Operations           (Loss)              Share
                     -------         --------          ----------          --------          -----------

  2000
1st Quarter          $ 2,320          $  (818)          $ (3,240)          $ (3,240)          $  (0.14)
2nd Quarter            2,403             (750)            (3,299)            (3,299)             (0.14)
3rd Quarter            2,311             (757)            (3,569)            (3,569)             (0.16)
4th Quarter            2,123           (1,703)            (4,598)            (4,598)             (0.20)
                     -------          -------           --------           --------           --------
   Total             $ 9,157          $(4,028)          $(14,706)          $(14,706)          $  (0.64)
                     =======          =======           ========           ========           ========

  1999
1st Quarter          $ 3,332          $  (967)          $ (3,118)          $ (3,118)          $  (0.18)
2nd Quarter            3,038           (1,316)            (3,374)            (3,374)             (0.19)
3rd Quarter            2,918           (1,335)            (3,734)            (3,734)             (0.20)
4th Quarter            3,521             (859)            (3,198)            (3,198)             (0.19)
   Total             $12,809          $(4,477)          $(13,424)          $(13,424)             (0.76)

  1998
1st Quarter          $ 4,667          $  (236)          $ (1,768)          $ (1,725)          $  (0.19)
2nd Quarter            4,257           (1,031)            (2,937)            (2,906)             (0.31)
3rd Quarter            4,200           (1,038)            (3,187)                39              (0.00)
4th Quarter            3,374           (1,609)            (4,629)            (4,648)             (0.20)
                     -------          -------           --------           --------           --------
   Total             $16,498          $(3,914)          $(12,521)          $ (9,240)             (0.70)
                     =======          =======           ========           ========           ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    RX MEDICAL SERVICES CORP.

                                    By:  /s/ Michael L. Goldberg
                                       ----------------------------------------
                                       Michael L. Goldberg
                                       Chief Executive Officer


                                    Dated:  June 21, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Michael L. Goldberg               Director, Chairman and
------------------------------        Chief Executive Officer             Dated: June 21, 2002
Michael L. Goldberg

/s/ Phillip E. Pearce                 Director                            Dated: June 21, 2002
------------------------------
Phillip E. Pearce


/s/ Michael J. Pickering, M.D.        Director                            Dated: June 21, 2002
------------------------------
Michael J. Pickering, M. D.


/s/ Dennis A. Dolnick                 Chief Financial Officer             Dated: June 21, 2002
------------------------------
Dennis A. Dolnick