Form 10-Q
period 2001-03-31
RX MEDICAL SERVICES CORP
filed 2002-06-24
CIK 868825

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

The number of shares outstanding of the registrant’s common stock, par value $.002 per share, at March 31, 2002, was 23,145,034 shares.

Rx MEDICAL SERVICES CORP.

FORM 10-Q

Three Months Ended March 31, 2001

Item 1. Financial Statements.

Rx MEDICAL SERVICES CORP.

Consolidated Statements of Operations
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,

	2001	2000

	(Unaudited)	(Unaudited)
Revenues:
Hospitals and medical clinics	$2,545	$2,320

Costs and expenses:
Compensation and benefits	1,808	1,688
Supplies	292	262
Fees for services	283	290
Bad debts	240	208
Depreciation and amortization	40	37
Occupancy	143	106
Occupancy-related party	241	241
Equipment rental and maintenance	65	94
Equipment rental — related party	46	46
Other	180	166

	3,338	3,138

Operating loss	(793)	(818)
Other income (expense):
Interest	(9)	(10)
Interest — related party	(2,940)	(2,450)
Other income	22	38

	(2,927)	(2,422)

Net loss	$(3,720)	$(3,240)

Basic and diluted net loss per common share	$(0.16)	$(0.14)

The accompanying notes are an integral part of these financial statements.

Rx MEDICAL SERVICES CORP.

Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	December 31,
	2001	2000

	(Unaudited)
Assets:
Current assets:
Cash	$360	$81
Accounts receivable (less allowance for doubtful accounts of $2,651 and $2,624 at 2001 and 2000, respectively)	1,861	2,033
Inventories	321	294
Other	68	52

Total current assets	2,610	2,460

Property and equipment, at cost
Equipment	890	756
Furniture, fixtures and improvements	100	94

	990	850
Less: accumulated depreciation and amortization	(586)	(546)

	404	304
Other assets	11	11

Total assets	$3,025	$2,775

The accompanying notes are an integral part of these financial statements.

Rx MEDICAL SERVICES CORP.

Consolidated Balance Sheets (continued)
(Dollars in thousands)

	March 31,	December 31,
	2001	2000

	(Unaudited)
Liabilities and shareholders’ deficit:
Current liabilities:
Notes payable	$16	$16
Notes payable — related party	75,350	70,999
Accounts payable	4,357	4,541
Accrued liabilities	1,612	1,580
Accrued liabilities — related party	150	280
Accrued compensation, benefits and related taxes	892	907
Current portion of long-term debt — related party	120	116
Current portion of capital lease obligations	44	50
Current portion of capital lease obligations — related party	63	62

Total current liabilities	82,604	78,551

Long-term liabilities:
Long-term debt — related party	214	245
Obligations under capital leases	23	28
Obligations under capital leases — related party	—	16

Total long-term liabilities	237	289

Total liabilities	82,841	78,840

Commitments and contingencies	—	—
Shareholders’ deficit:
Convertible preferred stock, $.001 par value, authorized shares 1,500,000, issued and outstanding 800,000 shares at 2001 and 2000; aggregate liquidation preference of $980 and $950 at 2001 and 2000, respectively	1	1
Common stock, $.002 par value, authorized 25,000,000 shares, issued and outstanding 23,751,920 shares at 2001 and 2000	47	47
Additional paid-in capital	45,109	45,139
Accumulated deficit	(124,972)	(121,251)
Treasury stock, 605,554 shares of common stock, at par value, at 2001 and 2000	(1)	(1)

Total shareholders’ deficit	(79,816)	(76,065)

Total liabilities and shareholders’ deficit	$3,025	$2,775

The accompanying notes are an integral part of these financial statements.

Rx MEDICAL SERVICES CORP.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,

	2001	2000

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,720)	$(3,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	37
Provision for bad debts	240	208
Changes in operating assets and liabilities:
Increase in accounts receivable	(68)	(110)
Increase in inventories	(27)	(7)
Increase in other assets	(16)	(17)
Decrease in accounts payable and accrued liabilities	(198)	(418)
Decrease in accrued liabilities — related party	(131)	—

Net cash used in operating activities	(3,880)	(3,547)

Cash flows from investing activities:
Acquisition of property and equipment	(140)	—

Net cash used in investing activities	(140)	—

Cash flows from financing activities:
Proceeds from notes payable — related party	4,351	3,724
Payments on notes payable, long-term debt and obligations under capital leases	(10)	(6)
Payments on notes payable, long-term debt and obligations under capital leases — related party	(42)	(38)

Net cash provided by financing activities	4,299	3,680

Net increase in cash	279	133
Cash — beginning of period	81	46

Cash — end of period	$360	$179

(Continued)

The accompanying notes are an integral part of these financial statements.

Rx MEDICAL SERVICES CORP.

Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

The following is supplementary information relating to the consolidated statement of cash flows:

Effective December 30, 1999 the Company sold Consolidated Health Corporation Of Pittsburgh, Inc. (“PSH”). During the quarter ended March 31, 2000, the Financing Source provided $113 to process certain PSH transactions and $751 to settle certain PSH trade debts. Due to the related party aspects of the transactions no gain or loss was recognized on the transactions and these amounts were recorded to paid in capital.

For the three months ended March 31, 2001 and 2000, interest paid, which includes interest on obligations under capitalized leases, was $892 and $607, respectively. No income taxes were paid during these periods.

The accompanying notes are an integral part of these financial statements.

Rx MEDICAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the audited annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K for the year ended December 31, 2000 of Rx Medical Services Corp. (the “Company”), as filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position and results of operations.

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $79.9 million at March 31, 2001, is in default with respect to certain indebtedness and there are uncertainties regarding the Company’s compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company’s ability to continue as a going concern is dependent on the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. and its affiliates (the “Financing Source”) or an alternative source, without which funding the Company’s ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached operational profitability, it has several plans of action in progress designed to improve profitability, as well as, cash flow. The Company’s primary focus though is on the reorganization of the hospital ownership and management business.

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

NOTE 2 — NOTES PAYABLE — RELATED PARTY

Notes payable — related party includes notes payable due to the Financing Source that are collateralized by accounts receivable and equipment. The collateral also includes all the issued and outstanding common stock of Consolidated Health Corporation of Mississippi, Inc. The Company has defaulted on the required payments due under these notes payable which aggregate $75.3 million at March 31,2001.

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

The following table reflects the computation of the net loss per common share:

	Three Months Ended March 31,

	2001		2000

		Per-Share		Per-Share
	Amount	Amount	Amount	Amount

Loss from continuing operations	$(3,720)	$(0.16)	$(3,240)	$(0.14)
Dividends on preferred stock	(30)	(0.00)	(30)	(0.00)

Loss available to common shareholders’	(3,750)	(0.16)	(3,270)	(0.14)
Other items	—	—	—	—

Net loss	$(3,750)	$(0.16)	$(3,270)	$(0.14)

Weighted average common shares outstanding	23,146		23,146

Rx MEDICAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has issued potential common share securities that could potentially dilute basic earnings per share in the future. These potentially dilutive securities, as of March 31, 2001, are as follows:

a)	stock options for 163,627 shares of the Company’s Common Stock,

b)	the Company’s Series G Preferred Stock that could convert, based on the market value of the Company Common Stock on March 31, 2001, into approximately 80,000,000 shares of the Company’s Common Stock,

c)	dividends in arrears on the Company’s Series G Preferred Stock that could convert into approximately 12,428,571 shares of the Company’s Common Stock.

These securities were not included in the computations of net loss per common share presented in the financial statements because they were anti-dilutive.

At March 31, 2001, the Company does not have enough authorized shares of Common Stock to either convert the Company’s Series G Preferred Stock and/or pay the dividends in arrears on the Company’s Series G Preferred Stock.

NOTE 4 — BUSINESS SEGMENTS

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosure of net profit or loss, certain specific revenue and expense items and certain asset items by reportable segments and how reportable segments are determined. The statement defines a reportable segment as a component of an entity about which separate financial information is produced internally, that is evaluated by the chief operating decision-maker to assess performance and allocate resources.

The Company operates in two business segments: the operation of hospitals and medical clinics, and the distribution of biological products.

Rx MEDICAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information on the Company’s two business segments for the three months ended March 31, 2001 and 2000 (in thousands):

	Hospitals and
	Medical	Biological
	Clinics	Products	Corporate	Total

2001
Revenues	$2,545	$—	$—	$2,545
Operating profit (loss)	$(564)	$(38)	$(191)	$(793)
Capital expenditures (including capital leases)	$140	$—	$—	$140
Depreciation and amortization expense	$37	$1	$2	$40
Identifiable assets at end of period	$2,787	$3	$235	$3,025
2000
Revenues	$2,320	$—	$—	$2,320
Operating profit (loss)	$(586)	$(46)	$(186)	$(818)
Capital expenditures (including capital leases)	$—	$—	$—	$—
Depreciation and amortization expense	$34	$1	$2	$37
Identifiable assets at end of period	$3,357	$100	$57	$3,514

NOTE 5 — LEGAL PROCEEDINGS

In July 1998, an action was commenced against the Company in the Superior Court of California, County of Contra Costa, under the title NORTH BAY MRI ASSOCIATES v. RX MEDICAL SERVICES CORP. (Case No. C 98-02610). The complaint stated many issues though the primary issue was that Rx Medical Services Corp. guaranteed the performance of a lease agreement entered into by a partnership of which a subsidiary of Manatee was a general partner. This subsidiary was included in voluntary bankruptcy petition of Manatee filed on April 4, 1996. The Company chose not to defend against this action and on October 20, 1998, a judgment by default was entered against the Company in the amount of $1,432,900. The Company has established a liability account, which is included in accounts payable, for the full amount of the judgment. In February 2002, the Company settled this action with the plaintiffs for $80,000 in cash and the transference from the Company’s Chief Executive Officer of 210,000 shares of the Company’s Common Stock. The Company will recognize a gain on the settlement of this action, in the second quarter of 2002, of approximately $1.4 million.

Rx MEDICAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In November 1998, an action was commenced against Biologic Health Care (“BHC”), which the Company’s wholly owned subsidiary RxMIC was a 25% general partner, in the Superior Court of California, County of Santa Clara, under the title of CENTEON LLC v. BIOLOGIC HEALTH (Case No. CV775830). The complaint stated that BHC owed Centeon LLC for biological and other medical products purchased but not paid for. The partnership was subsequently dissolved and Centeon LLC on January 8, 1999, entered and was granted a default judgment against RxMIC, who was the 25% general partner in BHC, and Biologic Health Resources, who was the 75% general partner in BHC, in the amount of $437,343. This default judgment as of May 22, 2000, had increased to $472,245. The Company has not established a liability account for this judgment as the only asset of RxMIC was the investment in the BHC partnership, which was written off in a previous year, and the Company did not guarantee the performance of BHC or RxMIC. Therefore, Centeon LLC, in the Company’s opinion, has no viable way to collect on the default judgment granted to them.

In addition to the foregoing, the Company is involved in routine litigation arising in the ordinary course of its business which the Company believes would not have a material adverse effect on its financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues from hospitals and medical clinics for the three months ended March 31, 2001 were $2.5 million compared to $2.3 million for the three months ended March 31, 2000. The increase in revenues from hospitals and medical clinics is primarily the result of an increase in patient services provided at the Dickenson County Medical Center (“DCMC”) which resulted in the increase in revenues of approximately $0.2 million.

There were no revenues generated from the distribution of biological products for the three months ended March 31, 2001 and 2000. This is the result of the Company facing challenges in securing reliable suppliers of biological products in which to distribute and the Company’s decision to de-emphasize this line of business.

Costs and expenses increased 6% to $3.3 million for the three months ended March 31, 2001 from $3.1 million for the three months ended March 31, 2000. Of these 2001 expenses, hospital management operations accounted for $3.1 million and the corporate expenses of the Company were $0.2 million. The increase in costs and expenses is primarily the result of an increase in patient services provided at DCMC resulting in an increase of costs and expenses of approximately $0.2 million.

Interest expense increased 16% to $2.9 million for the three months ended March 31, 2001 from $2.5 million for the three months ended March 31, 2000. This increase is due to a higher level of borrowings from the Financing Source. (see “Financial Condition, Liquidity, and Capital Resources” below).

Financial Condition, Liquidity, and Capital Resources

During the three months ended March 31, 2001, the Company’s working capital deficit increased by approximately $3.9 million to $79.9 million. This increase in the working capital deficit was primarily due to a $4.3 million increase in the level of funding from the Financing Source, and a $0.3 million decrease in accounts payable and accrued liabilities. Through March 31, 2001, the Company’s ability to continue as a going concern is dependent on the continued funding of its operations by the Financing Source. Without this funding, the Company’s ability to operate its business would be adversely impacted. However, until the Company’s revenues increase so as to exceed the Company’s operating expenses, the Company will continue to utilize funding from the Financing Source, or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source are insufficient to pay the Company’s operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company’s current operations are presently being funded through financing agreements with the Financing Source. Financing agreements exist between the Financing Source, the Company and four of the Company’s subsidiaries.

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

Going Concern

The reports of the independent auditors of the Company on its 2000, 1999 and 1998 consolidated financial statements express substantial doubt about the Company’s ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency, delinquencies and defaults on its accounts payable and other outstanding liabilities, litigation, as well as, to the uncertainty of the Company’s compliance with certain Medicare and state statutes and regulations. As of January 1, 1995, the Company was unable to comply with certain provisions of the OBRA 1993 amendments to the Stark Act, as well as, certain similar state statutes. Although the Company has not been the subject of, and is not currently the subject of, any administrative proceedings concerning violations of federal or state self-referral statutes or regulations, in the event that the Company is found to have violated such statutes and regulations, it could be subject to cumulative fines and penalties and could also be required to make refunds, which may aggregate up to approximately $50.0 million. The Company believes, however, that due to the filing of the Chapter 7 bankruptcy petition for Manatee, the Company’s subsidiary that operated the medical diagnostic services business segment, in April 1996, the likelihood of such enforcement actions occurring is remote.

As mentioned in the Financial Condition section, the Company is dependent on the continued funding currently being received from the Financing Source to continue operations. The discontinuance of such funding, and the unavailability of financing to replace such funding, could result in the Company ceasing its operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 5 — Legal Proceedings in Item 1 Financial Statements of Part I Financial Information.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

See Note 2 — Notes Payable — Related Party in Item 1 Financial Statements of Part I Financial Information.

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

Rx MEDICAL SERVICES CORP.

By: /s/ MICHAEL L. GOLDBERG

Michael L. Goldberg
Director, Chairman, and Chief Executive Officer

Date: June 24, 2002

By: /s/ DENNIS DOLNICK

Dennis Dolnick
Chief Financial Officer

Date: June 24, 2002