Form 10-Q
period 2001-06-30
RX MEDICAL SERVICES CORP
filed 2002-06-24
CIK 868825

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Rx MEDICAL SERVICES CORP.

FORM 10-Q

Six Months Ended June 30, 2001

Item 1. Financial Statements.

Rx MEDICAL SERVICES CORP.

Consolidated Statements of Operations
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Hospitals and medical clinics	$2,916	$2,403	$5,460	$4,723

Costs and expenses:
Compensation and benefits	1,791	1,664	3,599	3,352
Supplies	308	254	601	517
Fees for services	317	314	600	604
Bad debts	247	193	487	401
Depreciation and amortization	49	36	88	73
Occupancy	125	128	268	234
Occupancy-related party	241	241	481	481
Equipment rental and maintenance	56	93	121	187
Equipment rental-related party	46	46	92	92
Other	187	184	368	349

	3,367	3,153	6,705	6,290

Operating loss	(451)	(750)	(1,245)	(1,567)
Other income (expense):
Interest	(9)	(12)	(19)	(22)
Interest — related party	(3,008)	(2,639)	(5,947)	(5,089)
Gain on retirement/settlement of liabilities	500	—	500	—
Other income	19	102	41	139

	(2,498)	(2,549)	(5,425)	(4,972)

Net loss	$(2,949)	$(3,299)	$(6,670)	$(6,539)

Basic and diluted net loss per common share	$(0.13)	$(0.14)	$(0.29)	$(0.29)

The accompanying notes are an integral part of these financial statements

Rx MEDICAL SERVICES CORP.

Consolidated Balance Sheets
(Dollars in thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets:
Current assets:
Cash	$268	$81
Accounts receivable (less allowance for doubtful accounts of $1,907 and $2,624 at 2001 and 2000, respectively)	2,076	2,033
Inventories	320	294
Other	263	52

Total current assets	2,927	2,460

Property and equipment, at cost Equipment	1,009	756
Furniture, fixtures and improvements	100	94

	1,109	850
Less: accumulated depreciation and amortization	(634)	(546)

	475	304
Other assets	11	11

Total assets	$3,413	$2,775

The accompanying notes are an integral part of these financial statements

Rx MEDICAL SERVICES CORP.

Consolidated Balance Sheets (continued)
(Dollars in thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Liabilities and shareholders’ deficit:
Current liabilities:
Notes payable	$16	$16
Notes payable — related party	79,734	70,999
Accounts payable	3,575	4,541
Accrued liabilities	1,433	1,580
Accrued liabilities — related party	179	280
Accrued compensation, benefits and related taxes	762	907
Current portion of long-term debt — related party	124	116
Current portion of capital lease obligations	52	50
Current portion of capital lease obligations-related party	48	62

Total current liabilities	85,923	78,551

Long-term liabilities:
Long-term debt — related party	181	245
Obligations under capital leases	104	28
Obligations under capital leases-related party	—	16

Total long-term liabilities	285	289

Total liabilities	86,208	78,840

Commitments and contingencies	—	—
Shareholders’ deficit:
Convertible preferred stock, $.001 par value, authorized shares 1,500,000, issued and outstanding 800,000 shares at 2001 and 2000; aggregate liquidation preference of $1,010 and $950 at 2001 and 2000, respectively	1	1
Common stock, $.002 par value, authorized 25,000,000 shares, issued and outstanding 23,145,034 and 23,751,920 shares at 2001 and 2000, respectively	46	47
Additional paid-in capital	45,079	45,139
Accumulated deficit	(127,921)	(121,251)
Treasury stock, 605,554 shares of common stock, at par value, at 2000	—	(1)

Total shareholders’ deficit	(82,795)	(76,065)

Total liabilities and shareholders’ deficit	$3,413	$2,775

The accompanying notes are an integral part of these financial statements

Rx MEDICAL SERVICES CORP.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,

	2001	2000

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,670)	$(6,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88	73
Provision for bad debts	487	401
Loss on sales of property and equipment	—	2
Gain on retirement/settlement of liabilities	(697)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(530)	(455)
(Increase) decrease in inventories	(25)	41
(Increase) decrease in other assets	(212)	27
Decrease in accounts payable and accrued liabilities	(622)	(627)
Increase (decrease) in accrued liabilities — related party	(101)	30

Net cash used in operating activities	(8,282)	(7,047)

Cash flows from investing activities:
Proceeds from the disposition of property and equipment	—	1
Acquisition of property and equipment	(154)	(3)

Net cash used in investing activities	(154)	(2)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt — related party	8,736	7,193
Payments on notes payable, long-term debt and obligations under capital leases	(27)	(14)
Payments on notes payable, long-term debt and obligations under capital leases — related party	(86)	(76)

Net cash provided by financing activities	8,623	7,103

Net increase in cash	187	54
Cash — beginning of period	81	46

Cash — end of period	$268	$100

(Continued)

The accompanying notes are an integral part of these financial statements

Rx MEDICAL SERVICES CORP.

Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Six Months Ended June 30,

	2001	2000

	(Unaudited)	(Unaudited)
The following is supplementary information relating to the consolidated statement of cash flows:
Noncash investing and financing activities:
Equipment purchased under capital leases	$105	$—

Effective December 30, 1999 the Company sold Consolidated Health Corporation Of Pittsburgh, Inc. (“PSH”). During the six months ended June 30, 2000, the Financing Source provided $113 to process certain PSH transactions and $1,121 to settle certain PSH trade debts. Due to the related party aspects of the transactions no gain or loss was recognized on the transactions and these amounts were recorded to paid in capital.

For the six months ended June 30, 2001 and 2000, interest paid, which includes interest on obligations under capitalized leases, was $1,921 and 1,296, respectively. No income taxes were paid during these periods.

The accompanying notes are an integral part of these financial statements

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

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $82.9 million at June 30, 2001, is in default with respect to certain indebtedness and there are uncertainties regarding the Company’s compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company’s ability to continue as a going concern is dependent on the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. and its affiliates (the “Financing Source”) or an alternative source, without which funding the Company’s ability to continue as a going concern would be adversely impacted.

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

NOTE 2 — NOTES PAYABLE — RELATED PARTY

Notes payable — related party includes notes payable due to the Financing Source that are collateralized by accounts receivable and equipment. The collateral also includes all the issued and outstanding common stock of Consolidated Health Corporation of Mississippi, Inc. The Company has defaulted on the required payments due under these notes payable which aggregate $79.7 million at June 30, 2001.

NOTE 3 — GAIN ON RETIREMENT OF LIABILITIES

In April 1996, due to continuing operating losses and intense pressure from creditors, Manatee Medical Laboratories, Inc. (“Manatee”), a wholly owned subsidiary of the Company which operated the Company’s medical diagnostic services business segment, filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code. The Company established certain trade liability accounts, as of December 31, 1995, for potential Manatee trade liabilities the Company believed it could potentially be held liable for regardless on the bankruptcy petition. None of the entities for which these liability accounts were established have sought legal action against the Company since the filing of Manatee’s bankruptcy petition and thus the statute of limitations for filing any legal action against the Company has expired. Based on these facts the Company retired these liability accounts in the second quarter of 2001 and recognized a gain on retirement of liabilities in the amount of approximately $0.5 million.

In addition, the Company, in the normal course of business, established certain trade liability accounts, as of December 31, 1995. None of the entities for which these liability accounts were established have sought legal action against the Company since December 31, 1995 and thus the statute of limitations for filing any legal action against the Company has expired. Based on these facts the Company retired these liability accounts in the second quarter of 2001 and recognized a gain on retirement of liabilities in the amount of approximately $0.2 million.

NOTE 4 — EARNINGS PER SHARE

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

The following tables reflects the computation of the net loss per common share:

	Three Months Ended June 30,

	2001		2000

		Per-Share		Per-Share
	Amount	Amount	Amount	Amount

Loss from continuing operations	$(2,949)	$(0.13)	$(3,299)	$(0.14)
Dividends on preferred stock	(30)	(0.00)	(30)	(0.00)

Loss available to common shareholders’	(2,979)	(0.13)	(3,329)	(0.14)
Other Items	—	—	—	—

Net loss	$(2,979)	$(0.13)	$(3,329)	$(0.14)

Weighted average common shares outstanding	23,146		23,146

	Six Months Ended June 30,

	2001		2000

		Per-Share		Per-Share
	Amount	Amount	Amount	Amount

Loss from continuing operations	$(6,670)	$(0.29)	$(6,539)	$(0.28)
Dividends on preferred stock	(60)	(0.00)	(60)	(0.01)

Loss available to common shareholders’	(6,730)	(0.29)	(6,599)	(0.29)
Other items	—	—	—	—

Net loss	$(6,730)	$(0.29)	$(6,599)	$(0.29)

Weighted average common shares outstanding	23,146		23,146

Rx MEDICAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has issued potential common share securities that could potentially dilute basic earnings per share in the future. These potentially dilutive securities, as of June 30, 2001, are as follows:

a)	stock options for 163,627 shares of the Company’s Common Stock,

b)	the Company’s Series G Preferred Stock that could convert, based on the market value of the Company Common Stock on June 30, 2001, into approximately 80,000,000 shares of the Company’s Common Stock,

c)	dividends in arrears on the Company’s Series G Preferred Stock that could convert into approximately 15,428,571 shares of the Company’s Common Stock.

These securities were not included in the computations of net loss per common share presented in the financial statements because they were anti-dilutive.

At June 30, 2001, the Company does not have enough authorized shares of Common Stock to either convert the Company’s Series G Preferred Stock and/or pay the dividends in arrears on the Company’s Series G Preferred Stock.

NOTE 5 — BUSINESS SEGMENTS

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

Rx MEDICAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information on the Company’s two business segments for the six months ended June 30, 2001 and 2000 (in thousands):

	Hospitals and
	Medical	Biological
	Clinics	Products	Corporate	Total

2001
Revenues	$5,460	$—	$—	$5,460
Operating profit (loss)	$(796)	$(77)	$(372)	$(1,245)
Capital expenditures
(including capital leases)	$259	$—	$—	$259
Depreciation and amortization expense	$84	$1	$3	$88
Identifiable assets at end of period	$3,162	$2	$249	$3,413
2000
Revenues	$4,723	$—	$—	$4,723
Operating profit (loss)	$(1,121)	$(87)	$(359)	$(1,567)
Capital expenditures (including capital leases)	$3	$—	$—	$3
Depreciation and amortization expense	$68	$2	$3	$73
Identifiable assets at end of period	$3,340	$7	$111	$3,458

NOTE 6 — LEGAL PROCEEDINGS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months:

Revenues from hospitals and medical clinics for the three months ended June 30, 2001 were $2.9 million compared to $2.4 million for the three months ended June 30, 2000. The increase in revenues from hospitals and medical clinics is primarily the result of an increase in patient services provided at and a decrease in contractual adjustments realized at the Dickenson County Medical Center (“DCMC”) which resulted in an increase of revenues of approximately $0.5 million.

There were no revenues generated from the distribution of biological products for the three months ended June 30, 2001 and 2000. This is the result of the Company facing challenges in securing reliable suppliers of biological products in which to distribute and the Company’s decision to de-emphasize this line of business.

Costs and expenses increased 7% to $3.3 million for the three months ended June 30, 2001 from $3.1 million for the three months ended June 30, 2000. Of these 2001 expenses, hospital management operations accounted for $3.1 million and the corporate expenses of the Company were $0.2 million. The increase in costs and expenses is primarily the result of an increase in patient services provided at DCMC resulting in an increase of costs and expenses of approximately $0.2 million.

Interest expense increased 15% to $3.0 million for the three months ended June 30, 2001 from $2.6 million for the three months ended June 30, 2000. This increase is due to a higher level of borrowings from the Financing Source. (see “Financial Condition, Liquidity, and Capital Resources” below). Interest expense for the three months ended June 30, 2001 was reduced $0.3 million for the reversal of accrued interest.

Six Months:

Revenues from hospitals and medical clinics for the six months ended June 30, 2001 were $5.4 million compared to $4.7 million for the six months ended June 30, 2000. The increase in revenues from hospitals and medical clinics is primarily the result of an increase in patient services provided at DCMC which resulted in an increase of revenues of approximately $0.7 million.

There were no revenues generated from the distribution of biological products for the six months ended June 30, 2001 and 2000. This is the result of the Company facing challenges in securing reliable suppliers of biological products in which to distribute and the Company’s decision to de-emphasize this line of business.

Costs and expenses increased 6% to $6.7 million for the six months ended June 30, 2001 from $6.3 million for the six months ended June 30, 2000. Of these 2001 expenses, hospital management operations accounted for $6.2 million, biological product distribution accounted for $0.1 million, and the corporate expenses of the Company were $0.4 million. The increase in costs and expenses is primarily the result of an increase in patient services provided at DCMC resulting in an increase of costs and expenses of approximately $0.4 million.

Interest expense increased 15% to $5.9 million for the six months ended June 30, 2001 from $5.1 million for the six months ended June 30, 2000. This increase is due to a higher level of borrowings from the Financing Source. (see “Financial Condition, Liquidity, and Capital Resources” below).

Financial Condition, Liquidity, and Capital Resources

During the six months ended June 30, 2001, the Company’s working capital deficit increased by approximately $6.9 million to $82.9 million. This increase in the working capital deficit was primarily due to a $8.7 million increase in the level of funding from the Financing Source, and a $1.4 million decrease in accounts payable and accrued liabilities. Through June 30, 2001, the Company’s ability to continue as a going concern is dependent on the continued funding of its operations by the Financing Source. Without this funding, the Company’s ability to operate its business would be adversely impacted. However, until the Company’s revenues increase so as to exceed the Company’s operating expenses, the Company will continue to utilize funding from the Financing Source, or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source are insufficient to pay the Company’s operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 — Legal Proceedings in Item 1 Financial Statements of Part I Financial Information.

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