Form 10-Q
period 2001-09-30
RX MEDICAL SERVICES CORP
filed 2002-06-25
CIK 868825

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Rx MEDICAL SERVICES CORP.

FORM 10-Q

Nine Months Ended September 30, 2001

Item 1. Financial Statements.

Rx MEDICAL SERVICES CORP.

Consolidated Statements of Operations
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Hospitals and medical clinics	$2,322	$2,311	$7,783	$7,034

Costs and expenses:
Compensation and benefits	1,731	1,622	5,330	4,974
Supplies	269	198	871	715
Fees for services	363	325	963	929
Bad debts	272	237	759	639
Depreciation and amortization	48	38	137	112
Occupancy	126	123	394	357
Occupancy-related party	241	241	722	722
Equipment rental and maintenance	83	73	204	260
Equipment rental-related party	46	46	137	137
Other	174	165	542	513

	3,353	3,068	10,059	9,358

Operating loss	(1,031)	(757)	(2,276)	(2,324)
Other income (expense):
Interest	(7)	(45)	(25)	(68)
Interest — related party	(3,456)	(2,783)	(9,404)	(7,872)
Gain on retirement/settlement of liabilities	125	—	625	—
Other income	77	16	118	155

	(3,261)	(2,812)	(8,686)	(7,785)

Net loss	$(4,292)	$(3,569)	$(10,962)	$(10,109)

Basic and diluted net loss per common share	$(0.19)	$(0.16)	$(0.48)	$(0.44)

The accompanying notes are an integral part of these financial statements.

Rx MEDICAL SERVICES CORP.

Consolidated Balance Sheets
(Dollars in thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)
Assets:
Current assets:
Cash	$205	$81
Accounts receivable (less allowance for doubtful accounts of $783 and $2,624 at 2001 and 2000, respectively)	1,806	2,033
Inventories	314	294
Other	220	52

Total current assets	2,545	2,460

Property and equipment, at cost Equipment	1,047	756
Furniture, fixtures and improvements	105	94

	1,152	850
Less: accumulated depreciation and amortization	(683)	(546)

	469	304
Other assets	11	11

Total assets	$3,025	$2,775

The accompanying notes are an integral part of these financial statements.

Rx MEDICAL SERVICES CORP.

Consolidated Balance Sheets (continued)
(Dollars in thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)
Liabilities and shareholders’ deficit:
Current liabilities:
Notes payable	$16	$16
Notes payable — related party	84,043	70,999
Accounts payable	3,350	4,541
Accrued liabilities	1,469	1,580
Accrued liabilities — related party	194	280
Accrued compensation, benefits and related taxes	617	907
Current portion of long-term debt — related party	128	116
Current portion of capital lease obligations	48	50
Current portion of capital lease obligations-related party	32	62

Total current liabilities	89,897	78,551

Long-term liabilities:
Long-term debt — related party	147	245
Obligations under capital leases	98	28
Obligations under capital leases-related party	—	16

Total long-term liabilities	245	289

Total liabilities	90,142	78,840

Commitments and contingencies	—	—
Shareholders’ deficit:
Convertible preferred stock, $.001 par value, authorized shares 1,500,000, issued and outstanding 800,000 shares at 2001 and 2000; aggregate liquidation preference of $1,040 and $950 at 2001 and 2000, respectively	1	1
Common stock, $.002 par value, authorized 25,000,000 shares, issued and outstanding 23,145,034 and 23,751,920 shares at 2001 and 2000, respectively	46	47
Additional paid-in capital	45,049	45,139
Accumulated deficit	(132,213)	(121,251)
Treasury stock, 605,554 shares of common stock, at par value, at 2000	—	(1)

Total shareholders’ deficit	(87,117)	(76,065)

Total liabilities and shareholders’ deficit	$3,025	$2,775

The accompanying notes are an integral part of these financial statements.

Rx MEDICAL SERVICES CORP.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,

	2001	2000

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,962)	$(10,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137	112
Provision for bad debts	759	639
Loss on sales and abandonment of property and equipment	—	2
Gain on retirement/settlement of liabilities	(697)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(531)	(677)
(Increase) decrease in inventories	(20)	44
(Increase) decrease in other assets	(169)	54
Decrease in accounts payable and accrued liabilities	(988)	(884)
(Increase) decrease in accrued liabilities — related party	(86)	92

Net cash used in operating activities	(12,557)	(10,727)

Cash flows from investing activities:
Proceeds from the disposition of property and equipment	—	1
Acquisition of property and equipment	(196)	(20)

Net cash used in investing activities	(196)	(19)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt — related party	13,045	10,923
Payments on notes payable, long-term debt and obligations under capital leases	(37)	(22)
Payments on notes payable, long-term debt and obligations under capital leases — related party	(131)	(116)

Net cash provided by financing activities	12,877	10,785

Net increase in cash	124	39
Cash — beginning of period	81	46

Cash — end of period	$205	$85

(Continued)

The accompanying notes are an integral part of these financial statements.

Rx Medical Services Corp.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Nine Months Ended September 30,

	2001	2000

	(Unaudited)	(Unaudited)
The following is supplementary information relating to the consolidated statement of cash flows:
Noncash investing and financing activities:
Equipment purchased under capital leases	$105	$31

Effective December 30, 1999 the Company sold Consolidated Health Corporation Of Pittsburgh, Inc. (“PSH”). During the nine months ended September 30, 2000, the Financing Source provided $113 to process certain PSH transactions and $1,121 to settle certain PSH trade debts. Due to the related party aspects of the transactions no gain or loss was recognized on the transactions and these amounts were recorded to paid in capital.

For the nine months ended September 30, 2001 and 2000, interest paid, which includes interest on obligations under capitalized leases, was $3,025 and $2,019, respectively. No income taxes were paid during these periods.

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

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $87.3 million at September 30, 2001, is in default with respect to certain indebtedness and there are uncertainties regarding the Company’s compliance with federal and state self-referral regulations while operating its medical diagnostic services business segment. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company’s ability to continue as a going concern is dependent on the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. and its affiliates (the “Financing Source”) or an alternative source, without which funding the Company’s ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached operational profitability, it has several plans of action in progress designed to improve profitability, as well as, cash flow. The Company’s primary focus though is on the reorganization of the hospital ownership and management business.

Rx MEDICAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 2 — NOTES PAYABLE — RELATED PARTY

Notes payable — related party includes notes payable due to the Financing Source that are collateralized by the Company’s accounts receivable and equipment. The collateral also includes all the issued and outstanding common stock of Consolidated Health Corporation of Mississippi, Inc. The Company has defaulted on the required payments due under these notes payable which aggregate $84.0 million at September 30, 2001.

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

In addition, the Company during the nine months ended September 30, 2001 settled certain liabilities which resulted in a loss on settlement of liabilities in the amount of $0.1 million.

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

The following tables reflect the computation of the net loss per common share:

	Three Months Ended September 30,

	2001		2000

		Per-Share		Per-Share
	Amount	Amount	Amount	Amount

Loss from continuing operations	$(4,292)	$(0.19)	$(3,569)	$(0.15)
Dividends on preferred stock	(30)	(0.00)	(30)	(0.00)

Loss available to common shareholders’	(4,312)	(0.19)	(3,599)	(0.16)
Other items	—	—	—	—

Net loss	$(4,312)	$(0.19)	$(3,599)	$(0.16)

Weighted average common shares outstanding	23,146		23,146

	Nine Months Ended September 30,

	2001		2000

		Per-Share		Per-Share
	Amount	Amount	Amount	Amount

Loss from continuing operations	$(10,962)	$(0.47)	$(10,109)	$(0.44)
Dividends on preferred stock	(90)	(0.01)	(90)	(0.00)

Loss available to common shareholders’	(11,052)	(0.48)	(10,199)	(0.44)
Other items	—	—	—	—

Net loss	$(11,052)	$(0.48)	$(10,199)	$(0.44)

Weighted average common shares outstanding	23,146		23,146

Rx MEDICAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has issued potential common share securities that could potentially dilute basic earnings per share in the future. These potentially dilutive securities, as of September 30, 2001, are as follows:

a)	stock options for 163,627 shares of the Company’s Common Stock,

b)	the Company’s Series G Preferred Stock that could convert, based on the market value of the Company Common Stock on September 30, 2001, into approximately 80,000,000 shares of the Company’s Common Stock,

c)	dividends in arrears on the Company’s Series G Preferred Stock that could convert into approximately 18,428,571 shares of the Company’s Common Stock.

These securities were not included in the computations of net loss per common share presented in the financial statements because they were anti-dilutive.

At September 30, 2001, the Company does not have enough authorized shares of Common Stock to either convert the Company’s Series G Preferred Stock and/or pay the dividiends in arrears on the Company’s Series G Preferred Stock.

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

Rx MEDICAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information on the Company’s two business segments for the nine months ended September 30, 2001 and 2000 (in thousands):

	Hospitals and
	Medical	Biological
	Clinics	Products	Corporate	Total

2001
Revenues	$7,783	$—	$—	$7,783
Operating profit (loss)	$(1,610)	$(115)	$(551)	$(2,276)
Capital expenditures (including capital leases)	$301	$—	$—	$301
Depreciation and amortization expense	$130	$3	$4	$137
Identifiable assets at end of period	$2,806	$2	$217	$3,025
2000
Revenues	$7,034	$—	$—	$7,034
Operating profit (loss)	$(1,677)	$(126)	$(521)	$(2,324)
Capital expenditures (including capital leases)	$51	$—	$—	$51
Depreciation and amortization expense	$105	$3	$4	$112
Identifiable assets at end of period	$3,315	$6	$86	$3,407

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months:

Revenues from hospitals and medical clinics for the three months ended September 30, 2001 and 2000 were $2.3 million. There was no significant change in revenues from hospitals and medical clinics due to the fact that the amount and type of patient services provided at the Dickenson County Medical Center (“DCMC”) was comparable between the two quarters being presented.

There were no revenues generated from the distribution of biological products for the three months ended September 30, 2001 and 2000. This is the result of the Company facing challenges in securing reliable suppliers of biological products in which to distribute and the Company’s decision to de-emphasize this line of business.

Costs and expenses increased 9% to $3.3 million for the three months ended September 30, 2001 from $3.0 million for the three months ended September 30, 2000. Of these 2001 expenses, hospital management operations accounted for $3.1 million, and the corporate expenses of the Company were $0.2 million. The increase in costs and expenses is primarily the result of (a) increased employee compensation and related benefits incurred in providing patient services at DCMC resulting in an increase of costs and expenses of approximately $0.1 million, (b) increase in the cost of patient supplies incurred in proving patient services at DCMC resulting in an increase of costs and expenses of approximately $0.1 million, and (c) an increase in all other general operating expense categories at DCMC resulting in an increase of costs and expenses of approximately $0.1 million.

Interest expense increased 21% to $3.4 million for the three months ended September 30, 2001 from $2.8 million for the three months ended September 30, 2000. This increase is due to a higher level of borrowings from the Financing Source. (see “Financial Condition, Liquidity, and Capital Resources” below).

Nine Months:

Revenues from hospitals and medical clinics for the nine months ended September 30, 2001 were $7.7 million compared to $7.0 million for the nine months ended September 30, 2000. The increase in revenues from hospitals and medical clinics is primarily the result of an increase in patient services provided at DCMC which resulted in an increase of revenues of approximately $0.7 million.

There were no revenues generated from the distribution of biological products for the nine months ended September 30, 2001 and 2000. This is the result of the Company facing challenges in securing reliable suppliers of biological products in which to distribute and the Company’s decision to de-emphasize this line of business.

Costs and expenses increased 7% to $10.0 million for the nine months ended September 30, 2001 from $9.3 million for the nine months ended September 30, 2000. Of these 2001 expenses, hospital management operations accounted for $9.3 million, biological product distribution accounted for $0.1 million, and the corporate expenses of the Company were $0.6 million. The increase in costs and expenses is primarily the result of (a) increased employee compensation and related benefits incurred in providing patient services at DCMC resulting in an increase of costs and expenses of approximately $0.4 million, (b) increase in the cost of patient supplies incurred in proving patient services at DCMC resulting in an increase of costs and expenses of approximately $0.2 million, and (c) an increase in all other general operating expense categories at DCMC resulting in an increase of costs and expenses of approximately $0.1 million.

Interest expense increased 18% to $9.4 million for the nine months ended September 30, 2001 from $7.9 million for the nine months ended September 30, 2000. This increase is due to a higher level of borrowings from the Financing Source. (see “Financial Condition, Liquidity, and Capital Resources” below).

Financial Condition, Liquidity, and Capital Resources

During the nine months ended September 30, 2001, the Company’s working capital deficit increased by approximately $11.2 million to $87.3 million. This increase in the working capital deficit was primarily due to a $13.0 million increase in the level of funding from the Financing Source, and a decrease in accounts payable and accrued liabilities of $1.7 million. Through September 30, 2001, the Company’s ability to continue as a going concern is dependent on the continued funding of its operations by the Financing Source. Without this funding, the Company’s ability to operate its business would be adversely impacted. However, until the Company’s revenues increase so as to exceed the Company’s operating expenses, the Company will continue to utilize funding from the Financing Source, or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source are insufficient to pay the Company’s operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

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