Form 10-K
period 2001-12-31
RX MEDICAL SERVICES CORP
filed 2002-06-27
CIK 868825

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

       For the fiscal year ended December 31, 2001.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

       For the transition period from _______________ to _________________.

                         Commission file number: 1-10963

                            RX MEDICAL SERVICES CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    Nevada                                                              No. 87-0436782
----------------------------------------------                                  -----------------------------------
(State or other jurisdiction of incorporation)                                 (I.R.S. Employer Identification No.)


888 East Las Olas Boulevard - Suite 210, Ft. Lauderdale, Florida   33301                 (954) 462-1711
-------------------------------------------------------------------------       -----------------------------------
(Address of principal executive offices)                        (Zip Code)        (Registrant's telephone number,
                                                                                   including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.002 Par Value                                                                     None
-----------------------------------------------------------------------         -----------------------------------
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (determined on the basis of the closing price of Registrant's Common Stock on the OTC Electronic Bulletin Board on June 18, 2002) was $222,812.

As of May 31, 2002, Registrant had 23,145,034 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

                                     PART I

Item 1. BUSINESS

INTRODUCTION

Rx Medical Services Corp. (the "Company") is a holding company, which through its subsidiaries, is a provider of healthcare services in the United States. At December 31, 2001, the Company was engaged in two healthcare businesses: the operation of a hospital and its related clinics, which are located in the state of Virginia and the distribution of biological products.

The hospital management operation is conducted through the Company's wholly-owned subsidiary, Consolidated Health Corporation of Mississippi, Inc., a Mississippi corporation, and its subsidiaries ("CHC"). At December 31, 2001, CHC, via a wholly owned subsidiary, operated one hospital and three medical clinics in Virginia, with 50 licensed hospital beds.

The biological product distribution operation, is conducted through BioSource Corporation ("BSC"), which is subsidiary of a Florida corporation that is a wholly-owned subsidiary of the Company. BSC is in the business of distributing, on a wholesale basis, biological and biotech products.

The Company was incorporated in Nevada in 1985. The Company's principal executive offices are located at 888 East Las Olas Boulevard, Suite 210, Fort Lauderdale, Florida 33301 and its telephone number is (954) 462-1711.

BUSINESS STRATEGY

HISTORICAL PERSPECTIVE: The Company, through asset sales and a bankruptcy proceeding, has divested itself of substantially all of the assets that were acquired and used initially in its business. The majority of the remaining assets of the Company, as of December 31, 2001, were acquired during the year ended December 31, 1996 and are comprised of the equipment and fixtures utilized in the operation of the Company's hospital and its related clinics, which are located in the state of Virginia.

RECENT DEVELOPMENTS: The Company's strategy is to continue to reorganize the hospital ownership and management business and de-emphasize the biological product distribution business.

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

With respect to its biological product distribution business, the Company has de-emphasized this line of business as a result of not being able to obtain a steady supply of product from manufacturers. If, in the future, a reliable supply of product can be obtained, the Company will at that point decide whether or not to commit more time and resources to this line of business.

BUSINESS SEGMENTS

HOSPITAL MANAGEMENT

The following table sets forth the name of CHC's hospital and its location, number of licensed beds and whether the hospital is owned, leased or managed as of December 31, 2001:

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

SOURCES OF REVENUES

Hospital revenues are received primarily from three categories of payors: private payors (primarily private insurance), the federal government under the Medicare program and state governments under their respective Medicaid programs. The following table sets forth the percentages of net operating revenues received by CHC's hospital from each category of payor for the year ended December 31, 2001:

                         Medicare and Medicaid                  67%
                         Private and other sources              33%

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

EMPLOYEES AND MEDICAL STAFFS

CHC, at December 31, 2001, has approximately 190 full-time and part-time employees at its hospital, of which approximately 34% are nursing personnel (i.e. registered nurses, licensed vocational nurses and licensed practical nurses). The employees of the Dickenson County Medical Center in Clintwood, Virginia, are represented by a labor union. The union agreement pertaining to Dickenson County Medical Center has an anniversary date of September 20th and is renewable on a year-to-year basis thereafter unless either party, after due notice, desires to modify or terminate the agreement.

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

HOSPITAL ACCREDITATION AND LICENSING

The Dickenson County Medical Center, at December 31, 2001, is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). With regard to accreditation by JCAHO, or the American Osteopathic Association, another accrediting body, it is CHC's intention to meet the requirements of the managed care contract providers for its hospital. All hospitals, and the healthcare industry generally, are subject to extensive federal, state and local regulation relating to licensure, conduct of operations, billing and reimbursement, relationships with physicians, construction of new facilities, expansion or acquisition of existing facilities and the offering of new services. CHC's hospital is licensed by the department in the state in which the hospital is located. Federal and state agencies conduct periodic inspections to ensure that a hospital maintains adequate standards of medical care, equipment and cleanliness. Failure to comply with applicable laws and regulations could result in, among other things, the imposition of fines, temporary suspension of the ability to admit new patients to the facility or, in extreme circumstances, exclusion from participation in government healthcare reimbursement programs such as Medicare and Medicaid (from which the Company derives substantial revenues) or the revocation of facility licenses. The Company believes that it is in substantial compliance with all material regulations, although there is no assurance that CHC's hospital will be able to comply in the future and there can be no assurance that future regulatory changes will not have an adverse impact on the Company.

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

FINANCIAL INFORMATION

The Company's net revenues from continuing operations, by business segment during the past three fiscal years, were as follows (in thousands):

                                           Years Ended December 31,
                                   -------------------------------------
                                      2001           2000         1999
                                   ---------      ---------      -------

Hospitals and Medical Clinics      $  10,227      $   9,157      $12,077
Biological Products                $      --      $      --      $   732

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

FEDERAL AND STATE ANTI-FRAUD AND ANTI-REFERRAL LEGISLATION

         MEDICARE ANTI-KICKBACK STATUTE. Section 1128B(b) of the Social Security Act (the "Antikickback Statute") prohibits the knowing and willful offering, paying, soliciting, or receiving remuneration of any type in return for or to induce the referral of business that is reimbursable under the Medicare or Medicaid program. A person who violates the Antikickback Statute may be subject to fines, imprisonment, civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. The Antikickback Statute has been interpreted broadly by federal courts and enforcement agencies. Many common kinds of business arrangements, including joint ventures, investment interests, leases, and service or supply contracts, can violate the Antikickback Statute if they involve the payment of any remuneration that is intended to induce the referral of Medicare or Medicaid business. The federal government encourages the public to report persons believed to be in violation of the Antikickback Statute.

         "STARK" SELF-REFERRAL STATUTE. If a physician has a financial relationship with an entity (including any ownership or investment interest in, or any compensation arrangement with, an entity), Section 1877 of the Social Security Act (the "Stark Law") prohibits the physician from referring patients to the entity for the provision of any "designated health service" for which reimbursement is available under Medicare or Medicaid. The Stark Law also prohibits the entity from billing Medicare, Medicaid, or any other payer for services provided pursuant to a prohibited referral. "Designated health services" include (among others) clinical laboratory services, physical and occupational therapy services, radiology services, durable medical equipment, home health services, and inpatient and outpatient hospital services. Sanctions for violating the Stark Law include assessments equal to 100% of the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs. The Stark Law contains certain exceptions to the self-referral prohibition.

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

EMPLOYEES

The Company has a total of approximately 197 employees, of whom approximately 192 are engaged in the operation of the Company's hospital management and biological product distribution businesses, with the remaining employees engaged in administrative functions at the Company's corporate headquarters Fort Lauderdale, Florida.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not hold an annual meeting of its stockholders in 2001.

EXECUTIVE OFFICERS

The executive officers of the Company as of December 31, 2001, are as follows:


                 Name                  Age               Position
                 ----                  ---               --------

           Michael L. Goldberg          52         Chairman of the Board and
                                                     Chief Executive Officer

           Dennis A. Dolnick            38         Chief Financial Officer

           Greg A. Berube               53         Controller


MICHAEL L. GOLDBERG, 52 (a director since 1990). Mr. Goldberg was an Assistant District Attorney in the Philadelphia District Attorney's office from 1974 to 1977 before entering private practice with a specialty in complex commercial litigation. Mr. Goldberg joined the Company in May 1990. He was Chairman, President and Chief Executive Officer of the Company from November 1991 to June 1994 at which time he relinquished the position of President.

DENNIS A. DOLNICK, 38. Mr. Dolnick joined the Company in 1997 as Chief Financial Officer. Previously, Mr. Dolnick was Controller of SII Pak-Tek, Ltd. and SII Cassettes, Ltd. manufacturers of plastic injected molding supplies used primarily by the entertainment industry. Previous to SII Pak-Tek, Ltd. and SII Cassettes, Ltd., Mr. Dolnick was a manager in the audit department of Grant Thornton LLP. Mr. Dolnick is a CPA, licensed in the State of Florida.

GREG A. BERUBE, 53. Mr. Berube joined the Company in January 1996 as Assistant to the Controller. Previously, Mr. Berube was Operations Manager of Water Taxi, Inc. where he installed and maintained a network and database computer system. Previously to Water Taxi, Mr. Berube worked for Aero-Flite Distributing, Inc., a manufacturer and distributor of toy products sold exclusively in temporary kiosks.


The executive officers hold office at the pleasure of the Board of Directors.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


Effective December 3, 1996, shares of the Company's Common Stock were formally delisted from the American Stock Exchange (the "Exchange"). Prior to that date, there had been no trading of the Company's Common Stock since April 1, 1996. The Company's Common Stock is qualified for trading on the OTC Electronic Bulletin Board (the "OTC Bulletin Board"). Trading of the Company's Common Stock on the OTC Bulletin Board commenced in mid-December 1996; however, such trading has been limited due to the Company's inability to comply with the filing requirements of the Securities Exchange Act of 1934 since April 1, 1996. The following table sets forth the high and low closing prices on the OTC Bulletin Board for 1999, 2000, 2001 and 2002:


                                             High            Low
                                        --------------- --------------


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



On June 18, 2002, the closing price of the Company's Common Stock on the OTC Bulletin Board was $0.03 per share. As of May 31, 2002, based on the records of the Company's transfer agent, there were 739 holders of record of the Company's Common Stock, excluding all beneficial owners of the Company Common Stock.


Although the Company's Common Stock is qualified for trading on the OTC Bulletin Board, there can be no assurance that an active trading market will develop for such common stock.

On October 1, 1998 and on a quarterly basis thereafter (January 1, April 1, and July 1) until the shares of the Company's Series G Preferred Stock are fully converted (on or before July 1, 2002), as specified in the preferences and rights of the Series G Preferred Stock, the Company is required to make quarterly dividend payments, at the rate of $.15 per annum per share payable at the Company's discretion in cash or the Company's Common Stock, payable in arrears (see Note 7(a) to the Notes to Consolidated Financial Statements). At December 31, 2001, the Company had dividends in arrears, for this series of preferred stock, in the amount of $270,000.

Item 6.  SELECTED FINANCIAL DATA

                            Rx Medical Services Corp.
                        Summary of Financial Information
             (Dollar amounts in thousands, except per share amounts)


                                          For The Years Ended December 31,
                         --------------------------------------------------------------------
                           2001           2000           1999           1998           1997
                         --------       --------       --------       --------       --------
Revenues                 $ 10,227       $  9,157       $ 12,809       $ 16,498       $ 19,972
Loss from
  continuing
    operations           $(15,691)      $(14,706)      $(13,424)      $(12,571)      $ (9,147)
Net loss                 $(15,691)      $(14,706)      $(13,424)      $ (9,240)      $ (8,993)
Loss per common
  share:
    Loss from
     continuing
       operations        $  (0.68)      $  (0.64)      $  (0.76)      $  (0.95)      $  (1.03)
     Net loss            $  (0.68)      $  (0.64)      $  (0.76)      $  (0.70)      $  (1.01)
Distributions            $     --       $     --       $     --       $     --       $     --
Total assets             $  3,380       $  2,775       $  3,491       $  5,340       $  6,473
Working capital
  deficit                $(92,113)      $(76,091)      $(62,428)      $(51,644)      $(44,912)
Long-term debt           $    204       $    289       $    460       $    831       $    202
Total shareholders'
  deficit                $(91,876)      $(76,065)      $(62,473)      $(50,724)      $(43,629)



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Rx Medical Services Corp. (the "Company") is a holding company, which through its subsidiaries, is a provider of healthcare services in the United States. At December 31, 2001, the Company was engaged in two healthcare businesses: the operation of a hospital and its related clinics, which are located in the state of Virginia and the distribution of biological products.

The hospital management operation is conducted through the Company's wholly-owned subsidiary, Consolidated Health Corporation of Mississippi, Inc., a Mississippi corporation, and its subsidiaries ("CHC"). At December 31, 2001, CHC, via a wholly owned subsidiary, operated one hospital and three medical clinics in Virginia, with 50 licensed hospital beds.

The biological product distribution operation, is conducted through BioSource Corporation ("BSC"), which is subsidiary of a Florida corporation that is a wholly-owned subsidiary of the Company. BSC is in the business of distributing, on a wholesale basis, biological and biotech products.

From inception, the Company has been was unable to achieve profitability in any of its business segments. Including losses from continuing operations, net losses of the Company were $(15,691,000), $(14,706,000) and $(13,424,000) for the years ended December 31, 2001, 2000 and 1999 respectively. Commencing in 1995 and continuing on still today, management has embarked on a plan to reorganize the Company.

Results of Operations
2001 vs. 2000

Revenues from hospitals and medical clinics for the year ended December 31, 2001 were $10.2 million compared to $9.2 million for the year ended December 31, 2000. The increase in revenues from hospitals and medical clinics is primarily the result of an increase in patient services provided at the Dickenson County Medical Center located in Clintwood, Virginia ("DCMC") which resulted in an increase in revenues of approximately $1.0 million.

There were no revenues generated from the distribution of biological products for the years ended December 31, 2001 and 2000. This is the result of the Company facing challenges in securing reliable suppliers of biological products in which to distribute and the Company's decision to de-emphasize this line of business.

Costs and expenses increased 2% to $13.5 million for the year ended December 31, 2001 from $13.2 million for the year ended December 31, 2000. Of these 2001 expenses, hospital management operations accounted for $12.6 million, biological product distribution accounted for $0.2 million, and the corporate expenses of the Company were $0.7 million. The increase in costs and expenses is primarily the result of (a) an increase in patient services provided at DCMC which resulted in a increase in costs and expenses of approximately $0.9 million, and
(b) a decrease in the provision for bad debts - related party which resulted in a decrease in costs and expenses of approximately $0.6 million.

Interest expense increased 21% to $13.1 million for the year ended December 31, 2001 from $10.8 million for the year ended December 31, 2000. This increase is due primarily to a higher level of borrowings from the Financing Source ("Related Party"). (See "Financial Condition, Liquidity, and Capital Resources").

Results of Operations
2000 vs. 1999

Revenues from hospitals and medical clinics for the year ended December 31, 2000 were $9.2 million compared to $12.1 million for the year ended December 31, 1999. The decrease in revenues from hospitals and medical clinics is primarily the result of (a) a decrease in patient services provided at DCMC which resulted in an decrease in revenues of approximately $0.8 million; (b) the sale of the Pittsburgh Specialty Hospital ("PSH") in Pittsburgh, Pennsylvania effective December 30, 1999, which resulted in a decrease in revenues of $1.5 million, and
(c) the closing of the Smith County Hospital in Raleigh, Mississippi ("SCH") effective August 31, 1999, which resulted in a decrease in revenues of $0.6 million.

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

Financial Condition, Liquidity, and Capital Resources

At December 31, 2001 and 2000, the Company's working capital deficit was $92.1 million and $76.1 million, respectively. This increase in the working capital deficit was primarily due to a $18.2 million increase in the level of funding from the Financing Source ("Related Party"), and a decrease in accounts payable and accrued liabilities of $1.7 million. Through December 31, 2001, the Company's ability to continue as a going concern is dependent on the continued funding of its operations by the Financing Source ("Related Party"). Without this funding, the Company's ability to operate its business would be adversely impacted. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Financing Source ("Related Party"), or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source ("Related Party") are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

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


Going Concern

The report of the independent auditors of the Company on its 2001, 2000 and 1999 consolidated financial statements express substantial doubt about the Company's ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency and delinquencies and defaults on its accounts payable and other outstanding liabilities.

As mentioned in the Financial Condition section, the Company is dependent on the continued funding currently being received from the Financing Source ("Related Party") to continue operations. The discontinuance of such funding, and the unavailability of financing to replace such funding, could result in the Company ceasing its operations.

Outlook


The Company views its decisions to continue reorganizing the hospital ownership and management business and the biological product distribution business being de-emphasized as positive from a strategic standpoint. In the hospital operation and management business, the Company anticipates entering into an agreement to sell or closing the hospital it currently operates while looking to expand its presence, through joint ventures and/or acquisitions, into new markets with perceived potential. In the biological product distribution business, the Company has scaled back its emphasis on this line of business. There can be no assurance, however, that the Company will achieve its strategic objectives.

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

Refer to the index of financial statements and schedules as presented on page
34.

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


MICHAEL L. GOLDBERG, 52 (a director since 1990). Mr. Goldberg was an Assistant District Attorney in the Philadelphia District Attorney's office from 1974 to 1977 before entering private practice with a specialty in complex commercial litigation. Mr. Goldberg joined the Company in May 1990. He was Chairman, President and Chief Executive Officer of the Company from November 1991 to June 1994 at which time he relinquished the position of President.


PHILLIP E. PEARCE, 73 (a director since 1992). Mr. Pearce has been in the investment banking and securities business since receiving his Graduate Degree from the Wharton School in 1954. From 1969 to 1983, he served as Senior Vice President and a Director of E.F. Hutton of New York City, served on the Board of Governors of the New York Stock Exchange and was Chairman of the Board of Governors of the National Association of Securities Dealers, Inc. From 1983 to 1988, Mr. Pearce served as President of Phillip E. Pearce & Co., and since 1988 has been a partner in Pearce-Henry Capital Corp. of Charlotte, North Carolina, an investment banking firm. Mr. Pearce was also a contributing author and editor of the Dow Jones publication of the Stock Market Handbook, and sat on the advisory council to the Securities and Exchange Commission on THE INSTITUTIONAL STUDY OF THE STOCK MARKETS.


MICHAEL J. PICKERING, M.D., 71 (a director since 1990). Dr. Pickering has practiced as a medical doctor specializing in nephrology since receiving his medical degree from the University of Florida in 1961. He has certifications from the American Board of Internal Medicine and the American Board of Internal Medicine in the Subspecialty of Nephrology and is a member of the American and Florida Medical Associations, is a Fellow, American College of Physicians, and is a member of the American Society of Artificial Internal Organs, American Society of Internal Medicine, the American Society of Nephrology, the Florida Society of Internal Medicine, the Florida Society of Nephrology, the Hillsborough County Medical Association, the International Society of

Nephrology, the National Kidney Foundation, the Southeastern Dialysis and Transplantation Association, the South-Eastern Organ Procurement Foundation, the Royal Society of Health and the American Board of Quality Assurance & Utilization Review Physicians. Dr. Pickering currently practices medicine, serves as an Associate Professor of Medicine at the University of Florida and is a frequent speaker and lecturer on his area of specialty throughout the country. He also has had articles and abstracts published in more than one hundred medical journals and medical conferences.

Executive Officers

Information concerning the executive officers of the Company is contained in
Part I, on page 11 of this annual report.

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

Item 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table provides a summary of cash and non-cash compensation with respect to the Company's Chief Executive Officer and the only other executive officer whose compensation exceeded $100,000 (the "Name Officers") in the fiscal years ended December 31, 2001, 2000 and 1999.


                                                                                                   Long Term
                                                                                                 Compensation
                                                        Annual Compensation                         Awards
--------------------------------------------------------------------------------------------------------------------
           Name and                                                      Other Annual       Securities Underlying
      Principal Position          Year    Salary ($)     Bonus ($)     Compensation ($)        Option/SARs (#)
--------------------------------------------------------------------------------------------------------------------
Michael L. Goldberg               2001      173,000         -0-               -0-                    -0-
  Chief Executive                 2000      165,000         -0-              8,000                   -0-
    Officer                       1999      165,000         -0-              8,000                   -0-

Randolph H. Speer                 2001        -0-           -0-               -0-                    -0-
  President and Chief             2000        -0-           -0-               -0-                    -0-
    Operating Officer(*)          1999      190,000         -0-               -0-                    -0-

(*) Randolph H. Speer resigned his positions with the Company in the year ended December 31, 1999.

                                  STOCK OPTIONS

There were no grants of stock options by the Company to the Named Officers during 2001.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                                  OPTION VALUES

The following table sets forth the information with respect to the Named Officers concerning the exercise of options during 2001 and unexercised options held as of December 31, 2001:


 ------------------------------------------------------------------------------ -----------------------------------
       (a)             (b)          (c)                     (d)                                 (e)
 ------------------------------------------------------------------------------  -----------------------------------
                                              Number of Securities Underlying    Value of Unexercised In-the-Money
                                             Unexercised Options at FY-End (#)         Options at FY-End ($)
 ------------------------------------------------------------------------------  -----------------------------------
                     Shares
                   Acquired on     Value
       Name        Excise(#)    Realized($)   Exercisable     Unexercisable        Exercisable     Unexercisable
 ------------------------------------------------------------------------------  -----------------------------------
 Michael L.
   Goldberg            -0-          -0-          72,500            -0-                 -0-              -0-

Compensation of Directors

It has been the policy of the Company not to compensate its directors for their services as directors. It is the policy of the Company not to pay its directors for attending Board or committee meetings, but the Company reimburses directors for travel expenses incurred in attending such meetings.

Board Compensation Committee Report on Executive Compensation

The Board of Directors of Rx Medical Services Corp. does not have a Compensation Committee and, as a result, the Board of Directors makes determinations as to executive officer compensation. As of December 31, 2001, the Company had three executive officers.

Performance Graph

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
        AMONG RX MEDICAL SERVICES CORP., THE NASDAQ STOCK MARKET (U.S.)
                INDEX AND THE S & P HEALTH CARE FACILITIES INDEX


                                                                           Cumulative Total Return
                                                          -----------------------------------------------------------
                                                           12/96     12/97     12/98     12/99     12/00     12/01
                                                          --------- --------- --------- --------- --------- ---------
Rx Medical Services Corp.                        RXMS       100       300       120       112        48        40

NASDAQ Stock Market (U.S.)                       INAS       100       122       173       321       193       153

S & P Health Care Facilties
                                                 IHSM       100       103        82        60       100       102

---------------------------
* $100 invested on 12/31/96 in stock or index - including reinvestment of dividends. Fiscal year ending December 31.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Each share of Preferred Stock of the Company contains voting rights equivalent to one share of the Company's Common Stock. The Company currently has one series of preferred stock outstanding, designated Series G. For a description of the relative rights and preferences of this series, see Note 7(a) to the Notes to Consolidated Financial Statements. On all matters submitted for vote by the stockholders of the Company, including the election of directors, the shares of the Company's Preferred Stock and Common Stock vote together as a single class except as may otherwise be required by law.


The following table sets forth information as of May 31, 2002, with respect to all stockholders known by the Company to be the direct or indirect beneficial owners of 5% or more of the Company's voting securities and by the executive officers and directors of the Company as a group. Each percentage is calculated by assuming that the named stockholder converted or exercised all of such stockholder's securities convertible within the next 60 days into, or exercisable for, shares of the Company's Common Stock at a time when no other stockholder did so, irrespective of the conversion or exercise price thereof. Except as otherwise noted, all persons and entities have sole voting and investment power with respect to their shares.

                                                                              Amount
                                                                            and Nature
            Name and Address of                      Title of             Of Beneficial              Percentage
              Beneficial Owner                         Class              Ownership (1)               Of Class
---------------------------------------------    -----------------    -----------------------    --------------------
Michael L. Goldberg                                   Common              4,741,194(2)                    20.48%
(also a director)
888 East Las Olas Blvd.,
  Suite 210
Fort Lauderdale, FL  33301

Healthcare Capital, LLC                               Common             11,028,717(3)                    47.65%
6125 Memorial Drive                                   Preferred             800,000(4)                   100.00%
Dublin, OH  43017

Directors: (address for all at)
888 East Las Olas Blvd.,
 Suite 210
Fort Lauderdale, FL  33301

Michael J. Pickering, M.D.                            Common                 23,750(5)                      .10%

All Executive Officers, Directors
 and Nominees as a Group                              Common              4,764,944(6)                    20.58%

(1) As of May 31, 2002, there were 23,145,034 shares of the Company's Common Stock and 800,000 shares of the Company's Preferred Stock issued and outstanding.

(2) Includes 72,500 shares representing stock options exercisable within 60 days.


(3) In July 1996, an entity distributed, in equal amounts, 750,000 shares to Lance K. Poulsen, Donald H. Ayers, Rebecca S. Parrett and Barbara C. Larson. These individuals are officers, directors and the majority shareholders of the Financing Source ("Related Party") and Healthcare Capital, LLC ("HCC") and may be deemed to be the beneficial owners of the shares, of the Company's Common Stock, owned by HCC.

(4) These 800,000 shares of the Company's Series G Preferred Stock could convert, based on the market value of the Company's Common Stock on June 18, 2002, into approximately 26,666,667 shares of the Company's Common Stock.

(5) Includes 3,182 shares representing stock options exercisable within 60 days.


(6) Includes 75,692 shares representing stock options exercisable within 60 days.

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

         o The Financing Source ("Related Party") to settle certain debts of PSH.

         o AllCare will enter into a $3,300,000 mortgage payable (described in the above paragraph) with Financing Source ("Related Party").

         o The Financing Source ("Related Party") will provide AllCare with 12 monthly payments of $200,000 commencing on the Closing date in return for a $2,400,000 mortgage.

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

Notes Payable

At December 31, 2001, notes payable-related party included amounts due to the Financing Source ("Related Party"), through which the Company has obtained financing collateralized by the Company's accounts receivable and equipment. The collateral also includes all the issued and outstanding common stock of Consolidated Health Corporation Of Mississippi, Inc.

Certain financing agreements with the Financing Source ("Related Party") provide that the Company will periodically sell certain eligible accounts receivable to the Financing Source ("Related Party"). However, the terms of the agreements specify certain items of limited recourse, including the ability to resell receivables which have aged beyond 150 days back to the Company. While the Company believes that legally a sale of its receivables has occurred, due to the existence of the terms of limited recourse, this transaction does not qualify for treatment as a sale for accounting purposes and, accordingly, such activity has been recorded as notes payable at December 31, 2001 and 2000.

The notes payable due to the Financing Source ("Related Party") at December 31, 2001 and 2000 consisted of the following (in thousands):

                                                                                                2001         2000
                                                                                              -------      -------
         Notes  payable, interest at 14%, maturing at various dates in June 2003, collateralized by accounts receivable (subject to sale and subservicing
         agreements)                                                                          $89,224      $70,982

         Unsecured note payable, interest at 12%, matured on July 31, 2001                         --           17
                                                                                              -------      -------
                                                                                              $89,224      $70,999
                                                                                              =======      =======

Long-Term Debt

Long-term debt - related party consists of an unsecured promissory note, interest at 14%, due in monthly installments of principal and interest of $13,232, and matures on September 1, 2003. Scheduled principal maturities for each of the five years subsequent to December 31, 2001, and thereafter are estimated as follows (in thousands): 2002 - $133; and 2003 - $113.

Indebtedness

At December 31, 2001, the Company is indebted to the Financing Source ("Related Party") in the amount of $89.7 million.

Stock Ownership

Healthcare Capital, LLC ("HCC"), formerly know as Intercontinental Investment Associates, Ltd., is affiliated with the Financing Source ("Related Party") via common individual owners. At December 31, 2001, HCC is the Company's majority shareholder. HCC owns directly and/or indirectly 47.6% or 11,028,717 of the 23,145,034 shares of the issued and outstanding shares of the Company's $.002 par value Common Stock as of May 31, 2002. The ownership percentage and the number of shares owned do not take into account following:

         a) the 800,000 shares of the Company's Series G Preferred Stock owned by HCC that could convert, based on the market value of the Company's Common Stock on June 18, 2002, into approximately 26,666,667 shares of the Company's Common Stock,

        b) dividends in arrears of $270,000 on the Company's Series G Preferred Stock as of December 31, 2001, which are anticipated to be paid by the issuance of 18,857,142 shares of the Company's Common Stock, or

         c) shares of the Company's Common Stock held by HCC in street name.

Leases

The Company leases one of its facilities and certain equipment from the Financing Source ("Related Party") with initial lease terms of twenty years. Scheduled future minimum commitments under these operating leases with remaining terms subsequent to December 31, 2001 are as follows (in thousands):


           Years Ending                Related-Party
            December 31,                    Leases
   --------------------------------    -----------------
            2002                             $ 1,145
            2003                               1,145
            2004                               1,146
            2005                               1,146
            2006                               1,146
         Thereafter                           10,597
                                             -------
                                              16,325
                                             =======

Scheduled future minimum commitments under capital lease obligations with remaining terms subsequent to December 31, 2001 are as follows (in thousands):


             Years Ending                    Related-Party
             December 31,                        Leases
             ------------                    -------------
               2002                               $ 17
               2003                                 --
               2004                                 --
               2005                                 --
               2006                                 --
            Thereafter                              --
                                                  ----
                                                    17
   Less amounts
     Representing interest                          (1)
                                                  ----

   Present value of remaining
     minimum capital lease
     payments                                       16

   Less:
     Scheduled current portion                     (16)
                                                  ----
   Long-term obligations
     Under capital leases                           --
                                                  ====

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   List of Financial Statements

The following Consolidated Financial Statements of Rx Medical Services Corp. and Report of Independent Accountants are filed as a part of this annual report:

                                                                                                        Page
                                                                                                    -------------
    Report of Independent Certified Public Accountants                                                   37

    Consolidated Statements of Operations for the years ended
      December 31, 2001, 2000 and 1999                                                                   38

    Consolidated Balance Sheets at December 31, 2000 and 1999                                          39-40

    Consolidated Statements of Shareholders' Deficit for the years ended
      December 31, 2001, 2000 and 1999                                                                   41

    Consolidated Statements of Cash Flows for the years ended
      December 31, 2001, 2000 and 1999                                                                 42-43

    Notes to Consolidated Financial Statements                                                         44-60


Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(2) List of Exhibits: (numbered in accordance with Item 601 of Regulation
       S-K)

                                                                                                Incorporation by
Exhibit Number                             Description of Document                                  Reference
----------------   ------------------------------------------------------------------------    --------------------
     3(a)          Certificate of Incorporation                                                       3(a)*

     3(b)          By-Laws                                                                            3(b)*

     3(c)          Certificate of Decrease in Number of Authorized and Outstanding Shares
                   of Stock, filed with Nevada Secretary of State (December 1991)                     3(c)**

     3(d)          Certificate of Decrease in Number of Authorized and Outstanding Shares,
                   filed with Nevada Secretary of State (December 1993)                                   ***


     4(a)          Certificate of Resolution with respect to Series B Preferred Stock of
                   Registrant                                                                         4(a)****

     4(b)          Certificate of Designation, Series C Preferred Stock                               4(b)^

     4(c)          Certificate of Designation, Series D Preferred Stock                               4(c)^

     4(d)          Certificate of Designation, Series E Preferred Stock                               4(d)^

     4(e)          Certificate of Designation, Series F Preferred Stock                               4(e)^

                                                                                                Incorporation by
Exhibit Number                             Description of Document                                  Reference
----------------   ------------------------------------------------------------------------    --------------------

     10(a)         Sale and Subservicing Agreement dated as of October 7, 1993, by and among Manatee Medical Laboratories, Inc., NPFII-W, Inc. and National
                   Premier Financial Services, Inc.                                                 10(kk)+

     10(b)         Agreement of Merger, dated April 20, 1994, together with supplementary
                   letter from Kachina, Inc., dated April 20, 1994                                  10(a)++

     10(c)         Purchase Commitment, dated April 20, 1994, from NCFE                             10(b)++

     10(d)         Promissory Note, Security Agreement and Pledge Agreement, dated
                   September 19, 1994, from Rx Medical Services Corp. to NCFE                       10(c)+++

     10(e)         Plan and Agreement of Merger, dated July 7, 1995, by and among Rx
                   Medical Services Corp., CHC Acquisition Corp. and Consolidated Health
                   Corporation of Mississippi, Inc.                                                 10(a)++++

     10(f)         Asset Purchase Agreement, dated as of August 11, 1995, by and among
                   Meris Laboratories, Inc., Rx Medical Services Corp. and Manatee Medical
                   Laboratories, Inc. [for northern California]                                     10(e)++++

     10(g)         Asset Purchase Agreement, dated as of August 11, 1995, by and among
                   Meris Laboratories, Inc., Rx Medical Services Corp. and Manatee Medical
                   Laboratories, Inc. [for southern California]                                     10(f)++++

     10(h)         Laboratory Services Agreement, made as of August 12, 1995, between
                   Meris Laboratories, Inc. and Rx Medical Services Corp.                           10(g)++++

     10(i)         Amendment to Asset Purchase Agreement, dated as of August 17, 1995 by and among Meris Laboratories, Inc., Rx Medical Services Corp. and
                   Manatee Medical Laboratories, Inc. [for southern California]                     10(h)++++

     10(j)         Pledge Agreement, dated as of July 13, 1995, from Rx Medical Services
                   Corp. to NCFE                                                                    10(j)^

     10(k)         Hospital Lease Agreement, dated as of November 1, 1995, between Smith
                   County, MS and CHC Management, Inc.                                              10(k)^

     10(l)         Articles of Merger (CHC) filed November 14, 1995 with MS Secretary of
                   State                                                                            10(l)^

     10(m)         Operating Agreement, dated as of March 30, 1996, between NPF-X, Inc and
                   CHC Whitwell, Inc.                                                               10(m)^

     10(n)         Operating Agreement, dated as of March 30, 1996, between NPF-X, Inc and
                   CHC Clintwood, Inc.                                                              10(n)^

     10(o)         Option to Purchase Agreement, effective as of March 29, 1996, between
                   NPF-X, Inc. and CHC                                                              10(o)^


                                                                                                Incorporation by
Exhibit Number                             Description of Document                                  Reference
----------------   ------------------------------------------------------------------------    --------------------
     10(p)         First Amendment to CHC Merger Agreement                                          10(p)^

     10(q)         Option Agreement on Whitwell Medical Center, Whitwell, TN                        10(q)^

     10(r)         Note Extension                                                                   10(r)^

     10(s)         Asset Purchase Agreement, dated August 28, 1996, between The Podiatry
                   Hospital of Pittsburgh and CHC                                                    2(a)^^

     10(t)         Amendment to Asset Purchase Agreement, undated                                    2(b)^^

     10(u)         Stipulation of Dismissal and Order                                               10(u)^^^

     11            Computation of Primary Earnings Per Share

     21            Subsidiaries of Registrant                                                       21^

     10(v)         Asset Sale dated December 30, 1999, between Pittsburgh Specialty
                   Hospital and AllCare                                                             10(v) ^^^^

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

+        Amendment No. 1 to Form S-1 of Registrant, dated October 28, 1993

++       Current Report of Registrant on Form 8-K, dated April 20, 1994

+++      Current Report of Registrant on Form 8-K, dated September 20, 1994

++++     Current Report of Registrant on Form 8-K, dated August 10, 1995

^        Annual Report of Registrant on Form 10-K for fiscal year ended December
         31, 1995

^^       Current Report of Registrant on Form 8-K, dated April 3, 1997

^^^      Current Report of Registrant on Form 8-K, dated January 29, 1998

^^^^ Annual Report of Registrant on Form 10-K for fiscal year ended December 31, 1999

^^^^^ Annual Report of Registrant on Form 10-K for fiscal year ended December 31, 2000

(b)      Reports on Form 8-K

         None.

                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors
Rx Medical Services Corp.

We have audited the accompanying consolidated balance sheets of Rx Medical Services Corp. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rx Medical Services Corp. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Rx Medical Services Corp. will continue as a going concern. However, as more fully described in Note 1, the Company has incurred recurring operating losses, has a working capital deficiency, is delinquent in payments due to debt holders, is in default of certain loan covenants and is dependent on the continued funding by the senior lender. The forgoing matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/ Grant Thornton LLP
Weston, Florida
June 16, 2002

                            Rx MEDICAL SERVICES CORP.
                      Consolidated Statements of Operations
                 (Dollars in thousands except per share amounts)

                                                                           Years Ended December 31,
                                                                --------------------------------------------
                                                                  2001              2000              1999
                                                                --------          --------          --------
Revenues:
    Hospitals and medical clinics                               $ 10,227          $  9,157          $ 12,077
    Biological products                                               --                --               732
                                                                --------          --------          --------
                                                                  10,227             9,157            12,809
                                                                --------          --------          --------

Costs and expenses:
    Compensation and benefits                                      7,141             6,551             8,872
    Biological products                                               --                --               470
    Supplies                                                       1,185               988             1,251
    Fees for services                                              1,346             1,232             1,263
    Bad debts                                                        913             1,070             1,711
    Bad debts - related party                                         --               535                --
    Depreciation and amortization                                    185               151               246
    Occupancy                                                        532               488               610
    Occupancy-related party                                          962               962               962
    Equipment rental and maintenance                                 317               323               414
    Equipment rental-related party                                   183               183               183
    Other                                                            754               702             1,304
                                                                --------          --------          --------
                                                                  13,518            13,185            17,286
                                                                --------          --------          --------

Operating loss                                                    (3,291)           (4,028)           (4,477)

Other income (expense):
    Interest                                                         (29)              (81)             (106)
    Interest - related party                                     (13,134)          (10,807)           (8,714)
    Loss on sale/abandonment of assets                                --                --              (149)
    Gain (loss) on retirement/settlement of liabilities              625                --              (185)
    Other income                                                     138               210               207
                                                                --------          --------          --------
                                                                 (12,400)          (10,678)           (8,947)
                                                                --------          --------          --------
Net loss                                                        $(15,691)         $(14,706)         $(13,424)
                                                                ========          ========          ========
Basic and diluted net loss per common share                     $  (0.68)         $  (0.64)         $  (0.76)
                                                                ========          ========          ========



   The accompanying notes are an integral part of these financial statements.

                            Rx MEDICAL SERVICES CORP.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                  December 31,
                                                                           ------------------------
                                                                             2001             2000
                                                                           -------          -------
Assets:
    Current assets:
      Cash                                                                 $   421          $    81
      Accounts receivable (less allowance for doubtful accounts of
        $759 and $2,624 at 2001 and 2000, respectively)                      1,989            2,033
      Inventories                                                              296              294
      Other                                                                    233               52
                                                                           -------          -------
           Total current assets                                              2,939            2,460
                                                                           -------          -------
    Property and equipment, at cost
      Equipment                                                              1,056              756
      Furniture, fixtures and improvements                                     105               94
                                                                           -------          -------
                                                                             1,161              850

      Less: accumulated depreciation and amortization                         (731)            (546)
                                                                           -------          -------
                                                                               430              304

    Other assets                                                                11               11
                                                                           -------          -------
           Total assets                                                    $ 3,380          $ 2,775
                                                                           =======          =======




   The accompanying notes are an integral part of these financial statements.

                            Rx MEDICAL SERVICES CORP.
                     Consolidated Balance Sheets (continued)
                             (Dollars in thousands)

                                                                                                December 31,
                                                                                        ----------------------------
                                                                                          2001               2000
                                                                                        ---------          ---------
Liabilities and shareholders' deficit:
    Current liabilities:
      Note payable                                                                      $      16          $      16
      Notes payable - related party                                                        89,224             70,999
      Accounts payable                                                                      3,205              4,541
      Accrued liabilities                                                                   1,489              1,580
      Accrued liabilities - related party                                                     227                280
      Accrued compensation, benefits and related taxes                                        699                907
      Current portion of long-term debt-related party                                         133                116
      Current portion of capital lease obligations                                             43                 50
      Current portion of capital lease obligations-related party                               16                 62
                                                                                        ---------          ---------
           Total current liabilities                                                       95,052             78,551
                                                                                        ---------          ---------

    Long-term liabilities:
      Long-term debt-related party                                                            113                245
      Obligations under capital leases                                                         91                 28
      Obligations under capital leases-related party                                           --                 16
                                                                                        ---------          ---------
           Total long-term liabilities                                                        204                289
                                                                                        ---------          ---------
           Total liabilities                                                               95,256             78,840
                                                                                        ---------          ---------

Commitments and contingencies                                                                  --                 --

Shareholders' deficit:
    Convertible  preferred stock, $.001 par value,  authorized shares 1,500,000, issued and outstanding 800,000 shares at 2001 and 2000; aggregate
      liquidation preference of $1,070 and $950 at 2001 and 2000, respectively                  1                  1
    Common stock, $.002 par value, authorized 25,000,000 shares, issued and
      outstanding 23,145,034 and 23,751,920 at 2001 and 2000, respectively                     46                 47
    Additional paid-in capital                                                             45,019             45,139
    Accumulated deficit                                                                  (136,942)          (121,251)
    Treasury stock, 605,554 shares of common stock, at par value, at 2000                      --                 (1)
                                                                                        ---------          ---------
           Total shareholders' deficit                                                    (91,876)           (76,065)
                                                                                        ---------          ---------
           Total liabilities and shareholders' deficit                                  $   3,380          $   2,775
                                                                                        =========          =========




   The accompanying notes are an integral part of these financial statements.

                            Rx MEDICAL SERVICES CORP.
                Consolidated Statements of Shareholders' Deficit
                        (Dollars and shares in thousands)

                                  Convertible
                                Preferred Stock       Common Stock       Additional                  Treasury Stock       Total
                                -----------------  -------------------    Paid-in     Accumulated ------------------  Shareholders'
                                Shares   Amount      Shares    Amount     Capital      Deficit     Shares    Amount      Deficit
                                ------ ----------  ---------- --------  -----------  -----------  --------- -------- -------------
    Balance December 31, 1998    864    $    2       17,983    $   35   $  42,361    $ (93,121)      606    $   (1)   $ (50,724)

Issuance of common stock for
  conversion of preferred stock  (64)       (1)       4,605         9          (9)          --        --        --           (1)
Issuance of common stock for
  dividends in arrears            --        --        1,164         3         143           --        --        --          146
Dividends on preferred stock      --        --           --        --        (120)          --        --        --         (120)
Sale of subsidiary                --        --           --        --       1,650           --        --        --        1,650
Net loss                          --        --           --        --          --      (13,424)       --        --      (13,424)
                                ----    ------    ---------    ------   ---------    ---------    ------    ------    ---------
    Balance December 31, 1999    800         1       23,752        47      44,025     (106,545)      606        (1)     (62,473)

Dividends on preferred stock      --        --           --        --        (120)          --        --        --         (120)
Forgiveness of liability
  - related party                 --        --           --        --         113           --        --        --          113
Settlement of liabilities
  - related party                 --        --           --        --       1,121           --        --        --        1,121
Net loss                          --        --           --        --          --      (14,706)       --        --      (14,706)
                                ----    ------    ---------    ------   ---------    ---------    ------    ------    ---------
    Balance December 31, 2000    800         1       23,752        47      45,139     (121,251)      606        (1)     (76,065)

Dividends on preferred stock      --        --           --        --        (120)          --        --        --         (120)
Retirement of treasury stock      --        --         (606)       (1)         --           --      (606)        1           --
Net loss                          --        --           --        --          --      (15,691)       --        --      (15,691)
                                ----    ------    ---------    ------   ---------    ---------    ------    ------    ---------
    Balance December 31, 2001    800    $    1       23,146    $   46   $  45,019    $(136,942)       --    $   --    $ (91,876)
                                ====    ======    =========    ======   =========    =========    ======    ======    =========




   The accompanying notes are an integral part of these financial statements.

                            Rx MEDICAL SERVICES CORP.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                         Years Ended December 31,
                                                                                     --------------------------------
                                                                                       2001        2000        1999
                                                                                     --------    --------    --------
Cash flows from operating activities:
    Net loss                                                                         $(15,691)   $(14,706)   $(13,424)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                       185         151         246
      Provision for bad debts                                                             913       1,605       1,711
      Loss on sale/abandonment of assets                                                   --           3         161
      (Gain) loss on retirement/settlement of liabilities                                (697)         --         185
      Changes in operating assets and liabilities:
          Increase in accounts receivable                                                (868)     (1,008)     (1,702)
          (Increase) decrease in inventories                                               (2)         27          (9)
          (Increase) decrease in other assets                                            (182)         33          (1)
          Increase (decrease) in accounts payable and accrued liabilities              (1,059)       (525)        890
          Increase (decrease) in accrued liabilities - related party                      (54)        114          75
                                                                                     --------    --------    --------
              Net cash used in operating activities                                   (17,455)    (14,306)    (11,868)
                                                                                     --------    --------    --------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                                           --           2          --
    Acquisition of property and equipment                                                (205)        (31)        (48)
                                                                                     --------    --------    --------
              Net cash used in investing activities                                      (205)        (29)        (48)
                                                                                     --------    --------    --------

Cash flows from financing activities:
    Proceeds from notes payable and long-term debt - related party                     18,225      14,566      12,092
    Payments on notes payable, long-term debt and obligations under capital leases        (48)        (39)        (50)
    Payments on notes payable, long-term debt and obligations under capital leases
      - related party                                                                    (177)       (157)       (101)
                                                                                     --------    --------    --------
              Net cash provided by financing activities                                18,000      14,370      11,941
                                                                                     --------    --------    --------

Net increase in cash                                                                      340          35          25
Cash - beginning of year                                                                   81          46          21
                                                                                     --------    --------    --------
Cash - end of year                                                                   $    421    $     81    $     46
                                                                                     ========    ========    ========





(Continued)



   The accompanying notes are an integral part of these financial statements.

                            Rx MEDICAL SERVICES CORP.
                Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)

                                                                             Years Ended December 31,
                                                                             --------------------------
                                                                             2001       2000      1999
                                                                             -----      -----      ----
The following is supplementary information relating to the consolidated statement of cash flows:

Noncash investing and financing activities:
    Note receivable utilized to reduce litigation settlement                 $  --      $  --      $169
                                                                             =====      =====      ====
    Equipment purchased under capital leases                                 $ 105      $  31      $ --
                                                                             =====      =====      ====
    Common stock issued for payment of dividends in arrears                  $  --      $  --      $146
                                                                             =====      =====      ====


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

For the years ended December 31, 2001, 2000, and 1999, interest paid, which includes interest on obligations under capitalized leases, was $4,282, $2,843 and $2,307, respectively. No income taxes were paid during these periods.



   The accompanying notes are an integral part of these financial statements.

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

c.  Basis of presentation

The Company has experienced significant losses in each of the past three years, reflects a working capital deficit of $92.1 million at December 31, 2001 and is in default with respect to certain indebtedness. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is dependent on the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. and its affiliates (the "Financing Source") (see Note 9) or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

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

                           Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


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

g. Revenues

Revenue from hospitals and medical clinics is recognized upon completion of patient services and is recorded net of contractual allowances and amounts estimated to be received under reimbursement arrangements with certain third party payers. Approximately 67%, 61%, and 56% of the Company's revenues for the years ended December 31, 2001, 2000 and 1999, respectively, were reimbursements provided by Medicare and Medicaid.

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

                           Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


h. Income taxes

The Company accounts for deferred income taxes utilizing the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The liability method applies the enacted statutory rates in effect at the balance sheet date to differences between the book and tax basis of assets and liabilities. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws. A valuation allowance is provided against deferred income tax assets to the extent of the likehood that the deferred tax asset may not be realized.

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

j. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of estimated fair values of financial instruments. These estimated fair values are to be disclosed whether or not they are recognized in the balance sheet, provided it is practical to estimate such values. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company. The Company estimates that the carrying amount approximates the fair value of its financial instruments at December 31, 2001 and 2000 due to the maturities of these financial instruments.

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

n. Reclassifications

Certain amounts in the prior years have been reclassified to conform to the 2001 consolidated financial statement presentation.

NOTE 2 - GAIN ON RETIREMENT/SETTLEMENT OF LIABILITIES

In April 1996, due to continuing operating losses and intense pressure from creditors, Manatee Medical Laboratories, Inc. ("Manatee"), a wholly owned subsidiary of the Company which operated the Company's medical diagnostic services business segment, filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code. The Company established certain trade liability accounts, as of December 31, 1995, for potential Manatee trade liabilities the Company believed it could potentially be held liable for regardless of the bankruptcy petition. None of the entities for which these liability accounts were established have sought legal action against the Company since the filing of Manatee's bankruptcy petition and thus the statute of limitations for filing any legal action against the Company has expired. Based on these facts the Company retired these liability accounts in the second quarter of 2002 and recognized a gain on retirement of liabilities in the amount of approximately $0.5 million.

The Company, in the normal course of business, established certain trade liability accounts, as of December 31, 1995. None of the entities for which these liability accounts were established have sought legal action against the Company since December 31, 1995 and thus the statute of limitations for filing any legal action against the Company has expired. Based on these facts the Company retired these liability accounts in the second quarter of 2002 and recognized a gain on retirement of liabilities in the amount of approximately $0.2 million.

                           Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


In addition, the Company during the year ended December 31, 2001 settled certain liabilities with the Financing Source, which resulted in a loss on settlement of liabilities in the amount of $0.1 million.

NOTE 3 - SALE OF SUBSIDIARY

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

NOTE 4 - FORGIVENESS AND SETTLEMENT OF LIABILITIES - RELATED PARTY

Effective December 30, 1999, the Company entered into an Agreement For The Sale And Purchase of Assets of PSH to AllCare (See Note 3). Although effective control of the assets of PSH were transferred to Allcare on December 30, 1999, the Company continued to process certain PSH transactions on behalf of Allcare during the first and second quarter of 2000 as Allcare was in the process of securing medical provider numbers. The transactions aggregated $240,037. None of these transactions were recorded in the Company's statement of operations for the year ended December 31, 2000. The Company was not compensated for these processing services subsequent to January 1, 2000. The Financing Source funded $352,954 for PSH's on going obligations. The net value of transactions processed on behalf of Allcare for the year ended December 31, 2000, combined with the funding received from the Financing Source resulted in a liability by the Company to the Financing Source of $112,917. The Financing Source forgave this liability, however no gain or loss was recorded on the forgiveness of the liability. The Company recorded the forgiveness to paid in capital due to the related party aspects of the transactions.

In addition, Allcare was engaged by the Financing Source on December 30, 1999 as an agent to attempt to settle the trade debts of PSH. In the first and second quarter of 2000, the Financing Source funded $750,000 to settle $1,121,006 of PSH's trade debts. No gain or loss was recorded for the settlement of the

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


liability. The Company recorded $1,121,006 to paid in capital due to the related party aspects of the transaction.

NOTE 5 - NOTES PAYABLE

a. Note Payable

Note payable, at December 31, 2001 and 2000, consists of an unsecured promissory note, due in monthly principal and interest installments, that bears interest at 8.00% per annum. This note matured on February 3, 2000. The holder of this note, as of the date of these financial statements, has not renewed this note or sought collection of the outstanding principal and accrued interest.

b. Notes Payable - Related Party

At December 31, 2001 and 2000, notes payable-related party included amounts due to the Financing Source, through which the Company has obtained financing collateralized by the Company's accounts receivable and equipment. The collateral also includes all the issued and outstanding common stock of Consolidated Health Corporation Of Mississippi, Inc.

Certain financing agreements with the Financing Source provide that the Company will periodically sell certain eligible accounts receivable to the Financing Source. However, the terms of the agreements specify certain items of limited recourse, including the ability to resell receivables which have aged beyond 150 days back to the Company. While the Company believes that legally a sale of its receivables has occurred, due to the existence of the terms of limited recourse, this transaction does not qualify for treatment as a sale for accounting purposes and, accordingly, such activity has been recorded as notes payable at December 31, 2001 and 2000.

The notes payable due to the Financing Source at December 31, 2001 and 2000 consisted of the following (in thousands):

                                                                                       2001         2000
                                                                                      -------      -------
         Notes payable, interest at 14%, maturing at various dates in June 2003, collateralized by accounts receivable (subject to sale and subservicing
         agreements)                                                                  $89,224      $70,982

         Unsecured note payable, interest at 12%, matured on July 31, 2001
                                                                                           --           17
                                                                                      -------      -------
                                                                                      $89,224      $70,999
                                                                                      =======      =======

                           Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


The Company has defaulted on the required payments due under the notes payable of $89,224 and $70,982 collateralized by accounts receivable at December 31, 2001 and 2000, respectively.

NOTE 6 - LONG-TERM DEBT - RELATED PARTY

Long-term debt - related party consists of an unsecured promissory note, interest at 14%, due in monthly installments of principal and interest of $13,232, and matures on September 1, 2003. Scheduled principal maturities for each of the five years subsequent to December 31, 2001, and thereafter are estimated as follows (in thousands): 2002 - $133 and 2003 - $113.

NOTE 7 - SHAREHOLDERS' EQUITY

a. Preferred stock

At December 31, 2001 the Company had authorized, issued and outstanding one series of preferred stock as follows:


Series G Preferred Stock, par value of $.001, conversion price is the market value of the Company's Common Stock, with voting rights equivalent to the Company's Common Stock. This series of Preferred Stock is convertible into shares of the Company's Common Stock annually, with the annual conversion being limited to twenty-five percent (25%) of the original shares issued to each shareholder. On July 1, 2002, any remaining unconverted shares automatically convert into the Company's Common Stock. This series of Preferred Stock pays annual dividends of $0.15 in arrears, payable at the Company's discretion in cash or the Company's Common Stock. At December 31, 2001 dividends in arrears on this series of Preferred Stock aggregated approximately $270,000. At December 31, 2001, 800,000 issued and outstanding shares of Series G Preferred Stock remain unconverted.

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

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


c. Stock issuances

The Company issued no shares of the Company's Common or Preferred Stock during the year ended December 31, 2001.


d. Stock options

The Company's 1992 Long-Term Incentive Stock Option Plan provides for granting of options of not more than 1,000,000 shares of Common Stock. Options granted under the plans are exercisable in one-third installments annually from the date of grant and have a term of four to ten years.

The Company had also granted stock options which were classified as non-qualified, and which were not included in the 1992 Employees' Incentive Stock Option Plan. The remaining non-qualified stock options expired unexercised during the year ended December 31, 2000 and as such there are no remaining unexercised non-qualified stock options.

There were no options granted in 2001, 2000 and 1999; therefore no proforma adjustments are required pursuant to SFAS 123.

A summary of the status of the Company's fixed stock options as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is as follows:

   `                                       2001                           2000                           1999
                              -----------------------------  -----------------------------  ------------------------------
                                           Weighted-Average               Weighted-Average                Weighted-Average
                                             Exercise                       Exercise                        Exercise
                               Shares          Price          Shares          Price          Shares           Price
                              ---------    ----------------  ---------    ----------------  ----------    ----------------
Outstanding at beginning
of the year                     163,627      $    2.92        242,127       $    2.60        807,368       $    2.20

Granted                              --                            --                             --
Exercised                            --                            --                             --
Expired                              --                       (78,500)      $    1.94       (565,241)      $    2.03
                              ---------                     ---------                      ---------
Outstanding at end
of the year                     163,627      $    2.92        163,627       $    2.92        242,127       $    2.60
                              =========                     =========                      =========

Options exercisable at
end of year                     163,627                       163,627                        242,127
                              =========                     =========                      =========

Weighted-average fair
value of options granted
during the year               $      --                     $      --                      $      --
                              =========                     =========                      =========


                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


The following information applies to options outstanding at December 31, 2001:

                                            Options Outstanding                           Options Exercisable
                           ------------------------------------------------------    -------------------------------
                                              Weighted-
                                               Average             Weighted-                           Weighted-
       Range of                               Remaining             Average                             Average
   Exercise Prices           Shares        Contractual Life      Exercise Price        Shares        Exercise Price
-----------------------    ------------    -----------------    -----------------    ------------    ---------------
        $1.000                  25,000           0.66                $ 1.00               25,000         $ 1.00
        $2.625                 121,932           1.14                $ 2.63              121,932         $ 2.63
        $4.000                   7,375           0.66                $ 4.00                7,375         $ 4.00
       $11.000                   9,320           0.61                $11.00                9,320         $11.00
                           ------------                                              ------------
                               163,627                                                   163,627
                           ============                                              ============

e.  Basic and diluted net loss per common share

The following table reflects the computation of the basic and diluted net loss per common share (in thousands except for per share data):

                                                              Years Ended December 31,
                                  ----------------------------------------------------------------------------------
                                             2001                        2000                       1999
                                  ---------------------------  -------------------------  --------------------------
                                                  Per-Share                  Per-Share                   Per-Share
                                     Amount         Amount       Amount        Amount       Amount         Amount
                                  --------------  -----------  ------------  -----------  ------------   -----------
Loss from continuing
  Operations                    $(15,691)        $(0.68)       $(14,706)        $(0.63)       $(13,424)        $(0.75)
Dividends on preferred
  Stock                             (120)        (0.00)            (120)        (0.01)            (120)        (0.01)
                                --------         -----         --------         -----         --------         -----

Loss available to common
  shareholders'                  (15,811)        (0.68)         (14,826)        (0.64)         (13,544)        (0.76)
Other items                           --            --               --            --               --            --
                                --------         -----         --------         -----         --------         -----
Net loss                        $(15,811)        $(0.68)       $(14,826)        $(0.64)       $(13,544)        $(0.76)
                                ========         =====         ========         =====         ========         =====

Weighted average
  common shares
    outstanding                   23,146                         23,146                         17,802
                                ========                       ========                       ========



                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


The Company has issued potential common share securities (see Notes 7a and 7d) that could potentially dilute basic earnings per share in the future. These potentially dilutive securities, as of December 31, 2001, are as follows:

         a)       stock options for 163,627 shares of the Company's Common
                  Stock,

         b) the Company's Series G Preferred Stock that could convert, based on the market value of the Company Common Stock on December 31, 2001, into approximately 11,428,571 shares of the Company's Common Stock,

         c) dividends in arrears on the Company's Series G Preferred Stock that could convert into approximately 18,857,142 shares of the Company's Common Stock.

These securities were not included in the computations of net loss per common share presented in the financial statements because they were anti-dilutive.

At December 31, 2001, the Company does not have enough authorized shares of Common Stock to either convert the Company's Series G Preferred Stock and/or pay the dividends in arrears on the Company's Series G Preferred Stock.

NOTE 8 - INCOME TAXES

Income tax expense differs from the amounts computed by applying the statutory federal and state tax rates to income before income taxes. The difference is reconciled as follows (in thousands):

                                                                                 Years Ended December 31,
                                                                          ---------------------------------------
                                                                           2001            2000            1999
                                                                          -------         -------         -------
Tax benefit computed at federal and state statutory rates                 $(5,962)        $(5,588)        $(5,101)

Financial statement losses that are not deductible for income tax
purposes                                                                       18              17              20


Financial statement losses and tax credits with no tax benefit
as a result of net operating loss carryforwards                             5,944           5,571           5,081
                                                                          -------         -------         -------
                                                                          $    --         $    --         $    --
                                                                          =======         =======         =======

At December 31, 2001, the Company has a federal net operating loss carryforward of approximately $120.8 million. In addition, the Company has various state net operating loss carryforwards.

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


As a result of certain cumulative changes in the Company's stock ownership over the years, the use of the Company's federal net operating loss carryforward may be substantially limited. In 2005, certain portions of the federal net operating loss carryforward begin to expire.

Deferred tax assets and liabilities at December 31, 2001, and 2000, arose from the following items (in thousands):

                                                                2001           2000
                                                              -------        -------
         Deferred tax assets:
         Allowance for doubtful accounts receivable           $   288        $   912
         Accrued compensation                                     122            118
         Outstanding stock options issued for services            228            228
         Net operating loss carryforward                       45,895         39,331
                                                              -------        -------
                                                               46,533         40,589
         Valuation allowance                                   46,533         40,589
                                                              -------        -------
         Net deferred amount                                  $    --        $    --
                                                              =======        =======

NOTE 9 - RELATED PARTY TRANSACTIONS

The Financing Source is being categorized as a related party due to the Financing Source's stock ownership in and its ability to exercise control over the operations of the Company.

Healthcare Capital, LLC ("HCC"), formerly know as Intercontinental Investment Associates, Ltd., is affiliated with the Financing Source via common individual owners. At December 31, 2001, HCC is the Company's majority shareholder. HCC owns directly and/or indirectly 47.6% or 11,028,717 of the 23,145,034 shares of the issued and outstanding shares of the Company's $.002 par value Common Stock as of March 31, 2002. The ownership percentage and the number of shares owned do not take into account following:

         a) the 800,000 shares of the Company's Series G Preferred Stock owned by HCC that could convert, based on the market value of the Company's Common Stock on June 18, 2002, into approximately 26,666,667 shares of the Company's Common Stock,

         b) dividends in arrears of $270,000 on the Company's Series G Preferred Stock as of December 31, 2001, which are anticipated to be paid by the issuance of 18,857,142 shares of the Company's Common Stock, or

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


         c) shares of the Company's Common Stock held by HCC in street name.


At December 31, 2001, the Company is indebted to the Financing Source in the amount of $89.7 million.

NOTE 10 - RETIREMENT PLAN

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

Company contributions to the Plan for the years ended December 31, 2001, 2000 and 1999 aggregated approximately (in thousands) $48, $43 and 52, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

a. Leases

The Company leases its operating and other facilities, as well as certain equipment, under noncancelable leases with initial lease terms of one to five years; also, the Company leases one of its facilities and certain equipment from the Financing Source with initial lease terms of twenty years. Certain of the facilities leases provide for optional renewal periods.

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


Scheduled future minimum commitments under operating leases with remaining terms subsequent to December 31, 2001 are as follows (in thousands):

            Years Ending                     All               Related-Party
            December 31,                    Leases               Leases
   --------------------------------    -----------------    ------------------
                2002                   $     1,608               $  1,145
                2003                         1,427                  1,145
                2004                         1,422                  1,146
                2005                         1,280                  1,146
                2006                         1,246                  1,146
             Thereafter                     10,597                 10,597
                                       -------------            ------------
                                            17,580                 16,325
                                       =============            ============

Scheduled future minimum commitments under capital lease obligations with remaining terms subsequent to December 31, 2001 are as follows (in thousands):


            Years Ending                     All               Related-Party
            December 31,                    Leases               Leases
   --------------------------------    -----------------    ------------------
                 2002                       $   72              $      17
                 2003                           36                     --
                 2004                           36                     --
                 2005                           31                     --
                 2006                            4                     --
              Thereafter                        --                     --
                                       -------------            ------------
                                               179                     17
Less amounts
  representing interest                        (29)                    (1)
                                       -------------            ------------
Present value of remaining
  minimum capital lease
  payments                                     150                     16

Less:
  Scheduled current portion
                                               (59)                   (16)
                                       -------------            ------------
Long-term obligations
  under capital leases                          91                     --
                                       =============            ============

Rent expense was approximately (in thousands) $1,675, $1,619 and $1,584, for the years ended December 31, 2001, 2000 and 1999, respectively.

b. Contracts

The Company has entered into contracts with various individuals and entities to provide patient and other services for the Company. Scheduled future minimum

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


commitments under these contracts with remaining terms subsequent to December 31, 2001 are as follows (in thousands):

   -------------------------------
            Years Ending
            December 31,
   -------------------------------
                2002                  $     495
                2003                         70
                2004                         --
                2005                         --
                2006                         --
             Thereafter                      --
                                      ----------
                                            565
                                      ==========

c. Government regulation

The Company's operations are subject to extensive federal and state government regulation. Industry compliance with such regulations is under constant scrutiny by regulatory authorities and legislative bodies and regulations are subject to change at any time. Changes in federal and/or state regulations could have an adverse effect on the Company's operations and such effects could be material.

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

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


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

NOTE 12 - SEGMENT INFORMATION

The Company operates in two business segments: the operation of hospitals and medical clinics, and the distribution of biological products. The following presents information on the two business segments (in thousands):

                                                                  Hospitals and
                                                   Years ended        Medical         Biological
                                                   December 31        Clinics          Products        Corporate          Total
                                                   --------------  ---------------  ---------------  ---------------  -----------
Revenues                                               2001           $ 10,227        $     --        $     --        $ 10,227
                                                       2000           $  9,157        $     --        $     --        $  9,157
                                                       1999           $ 12,077        $    732        $     --        $ 12,809
                                                   --------           --------        --------        --------        --------
Operating profit (loss)                                2001           $ (2,406)       $   (152)       $   (733)       $ (3,291)
                                                       2000           $ (3,141)       $   (165)       $   (722)       $ (4,028)
                                                       1999           $ (3,614)       $     52        $   (915)       $ (4,477)
                                                   --------           --------        --------        --------        --------
Capital expenditures (including capital leases)        2001           $    310        $     --        $     --        $    310
                                                       2000           $     60        $     --        $      2        $     62
                                                       1999           $     40        $     --        $      8        $     48
                                                   --------           --------        --------        --------        --------
Depreciation and Amortization expense                  2001           $    177        $      3        $      5        $    185
                                                       2000           $    142        $      4        $      5        $    151
                                                       1999           $    230        $      5        $     11        $    246
                                                   --------           --------        --------        --------        --------
Identifiable assets at year end                        2001           $  3,111        $      1        $    268        $  3,380
                                                       2000           $  2,689        $      4        $     82        $  2,775
                                                       1999           $  3,327        $    126        $     38        $  3,491
                                                   --------           --------        --------        --------        --------

NOTE 13 - FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

The Company recorded significant fourth quarter adjustments, which affected the net losses for the following years. Following is a summary of such adjustments (in thousands):

                            Rx MEDICAL SERVICES CORP.
                   Notes to Consolidated Financial Statements


                                                  2001      2000       1999
                                                ------      ----      -----
Bad debts - related party                       $   --      $535      $  --
Provision for doubtful accounts receivable          --       255         --
                                                ------      ----      -----
                                                $   --      $790      $  --
                                                ======      ====      =====

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results for the years 2001, 2000 and 1999 are set forth in the following table (in thousands except for per share data):

                                                                   Diluted Net
                                                                     Loss Per
             Revenues Loss     Operating Loss     Net Loss        Common Share
             -------------     --------------     --------        ------------
2001
1st Quarter      $ 2,545         $  (793)         $ (3,720)         $  (0.16)
2nd Quarter        2,916            (451)           (2,949)            (0.13)
3rd Quarter        2,322          (1,031)           (4,292)            (0.19)
4th Quarter        2,444          (1,016)           (4,730)            (0.20)
                 -------         -------          --------          --------
   Total         $10,227         $(3,291)         $(15,691)         $  (0.68)
                 =======         =======          ========          ========

2000
1st Quarter      $ 2,320         $  (818)         $ (3,240)         $  (0.14)
2nd Quarter        2,403            (750)           (3,299)            (0.14)
3rd Quarter        2,311            (757)           (3,569)            (0.16)
4th Quarter        2,123          (1,703)           (4,598)            (0.20)
                 -------         -------          --------          --------
   Total         $ 9,157         $(4,028)         $(14,706)         $  (0.64)
                 =======         =======          ========          ========

1999
1st Quarter      $ 3,332         $  (967)         $ (3,118)         $  (0.18)
2nd Quarter        3,038          (1,316)           (3,374)            (0.19)
3rd Quarter        2,918          (1,335)           (3,734)            (0.20)
4th Quarter        3,521            (859)           (3,198)            (0.19)
                 -------         -------          --------          --------
   Total         $12,809         $(4,477)         $(13,424)            (0.76)
                 =======         =======          ========          ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RX MEDICAL SERVICES CORP.

                                            By: /s/ Michael L. Goldberg
                                            ----------------------------------
                                                Michael L. Goldberg
                                                Chief Executive Officer

                                            Dated:  June 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Michael L. Goldberg             Director, Chairman and
-------------------------------     Chief Executive Officer             Dated:  June 25, 2002
Michael L. Goldberg

/s/ Phillip E. Pearce               Director                            Dated:  June 25, 2002
-------------------------------
Phillip E. Pearce


/s/ Michael J. Pickering, M.D.      Director                            Dated:  June 25, 2002
-------------------------------
Michael J. Pickering, M.D.


/s/ Dennis A. Dolnick               Chief Financial Officer             Dated:  June 25, 2002
-------------------------------
Dennis A. Dolnick

