Form 10-Q
period 2002-03-31
RX MEDICAL SERVICES CORP
filed 2002-06-27
CIK 868825

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

The number of shares outstanding of the registrant’s common stock, par value $.002 per share, at May 31, 2002, was 23,145,034 shares.

Rx MEDICAL SERVICES CORP.

FORM 10-Q

Three Months Ended March 31, 2002

Item 1. Financial Statements.

Rx Medical Services Corp.
Consolidated Statements of Operations
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,

	2002	2001

	(Unaudited)	(Unaudited)

Revenues:
Hospitals and medical clinics	$2,577	$2,545

Costs and expenses:
Compensation and benefits	1,824	1,808
Supplies	295	292
Fees for services	351	283
Bad debts	268	240
Depreciation and amortization	46	40
Occupancy	136	143
Occupancy-related party	241	241
Equipment rental and maintenance	97	65
Equipment rental-related party	46	46
Other	249	180

	3,553	3,338

Operating loss	(976)	(793)
Other income (expense):
Interest	(41)	(9)
Interest-related party	(3,883)	(2,940)
Gain on sale of intangible asset	300	—
Other income	22	22

	(3,602)	(2,927)

Net loss	$(4,578)	$(3,720)

Basic and diluted net loss per common share	$(0.20)	$(0.16)

The accompanying notes are an integral part of these financial statements.

Rx Medical Services Corp.
Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets:
Current assets:
Cash	$988	$421
Accounts receivable (less allowance for doubtful accounts of $802 and $759 at 2002 and 2001, respectively)	2,182	1,989
Inventories	319	296
Other	328	233

Total current assets	3,817	2,939

Property and equipment, at cost Equipment	1,147	1,056
Furniture, fixtures and improvements	105	105

	1,252	1,161
Less: accumulated depreciation and amortization	(777)	(731)

	475	430
Other assets	11	11

Total assets	$4,303	$3,380

The accompanying notes are an integral part of these financial statements.

Rx Medical Services Corp.
Consolidated Balance Sheets (continued)
(Dollars in thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Liabilities and shareholders’ deficit:
Current liabilities:
Notes payable	$16	$16
Notes payable-related party	94,567	89,224
Accounts payable	3,128	3,205
Accrued liabilities	1,774	1,489
Accrued liabilities-related party	237	227
Accrued compensation, benefits and related taxes	725	699
Current portion of long-term debt — related party	137	133
Current portion of capital lease obligations	41	43
Current portion of capital lease obligations — related party	—	16

Total current liabilities	100,625	95,052

Long-term liabilities:
Long-term debt-related party	76	113
Obligations under capital leases	85	91

Total long-term liabilities	161	204

Total liabilities	100,786	95,256

Commitments and contingencies	—	—
Shareholders’ deficit:
Convertible preferred stock, $.001 par value, authorized shares 1,500,000, issued and outstanding 800,000 shares at 2002 and 2001; aggregate liquidation preference of $1,100 and $1,070 at 2002 and 2001, respectively	1	1
Common stock, $.002 par value, authorized 25,000,000 shares, issued and outstanding 23,145,034 shares at 2002 and 2001	46	46
Additional paid-in capital	44,989	45,019
Accumulated deficit	(141,519)	(136,942)

Total shareholders’ deficit	(96,483)	(91,876)

Total liabilities and shareholders’ deficit	$4,303	$3,380

The accompanying notes are an integral part of these financial statements.

Rx Medical Services Corp.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,

	2002	2001

	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,578)	$(3,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	40
Provision for bad debts	268	240
Changes in operating assets and liabilities:
Increase in accounts receivable	(461)	(68)
Increase in inventories	(23)	(27)
Increase in other assets	(95)	(16)
Increase (decrease) in accounts payable and accrued liabilities	204	(198)
Increase (decrease) in accrued liabilities-related party	11	(131)

Net cash used in operating activities	(4,628)	(3,880)

Cash flows from investing activities:
Acquisition of property and equipment	(91)	(140)

Net cash used in investing activities	(91)	(140)

Cash flows from financing activities:
Proceeds from notes payable-related party	5,343	4,351
Payments on notes payable, long-term debt and obligations under capital leases	(9)	(10)
Payments on notes payable, long-term debt and obligations under capital leases-related party	(48)	(42)

Net cash provided by financing activities	5,286	4,299

Net increase in cash	567	279
Cash — beginning of period	421	81

Cash — end of period	$988	$360

(Continued)

The accompanying notes are an integral part of these financial statements.

Rx Medical Services Corp.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

The following is supplementary information relating to the consolidated statement of cash flows:

For the three months ended March 31, 2002 and 2001, interest paid, which includes interest on obligations under capitalized leases, was $1,356 and $892, respectively. No income taxes were paid during these periods.

The accompanying notes are an integral part of these financial statements.

Rx MEDICAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the audited annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K for the year ended December 31, 2001 of Rx Medical Services Corp. (the “Company”), as filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position and results of operations.

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $96.8 million at March 31, 2002 and is in default with respect to certain indebtedness. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company’s ability to continue as a going concern is dependent on the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. and its affiliates (the “Financing Source”) or an alternative source, without which funding the Company’s ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached operational profitability, it is attempting to improve operational profitability, as well as, cash flow. The Company’s primary focus though is on the reorganization of the hospital ownership and management business.

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

Note 2 — Notes Payable — Related Party

Notes payable — related party includes notes payable due to the Financing Source that are collateralized by accounts receivable and equipment. The collateral also includes all the issued and outstanding common stock of Consolidated Health Corporation of Mississippi, Inc. The Company has defaulted on the required payments due under these notes payable which aggregate $94.5 million at March 31      ,2002.

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

The following table reflects the computation of the net loss per common share:

		Three Months Ended March 31,

	2002		2001

		Per-Share		Per-Share
	Amount	Amount	Amount	Amount

Loss from continuing operations	$(4,578)	$(0.20)	$(3,720)	$(0.16)
Dividends on preferred stock	(30)	(0.00)	(30)	(0.00)

Loss available to common shareholders’	(4,608)	(0.20)	(3,750)	(0.16)
Other items	—	—	—	—

Net loss	$(4,608)	$(0.20)	$(3,750)	$(0.16)

Weighted average common shares outstanding	23,145		23,146

Rx MEDICAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The Company has issued potential common share securities that could potentially dilute basic earnings per share in the future. These potentially dilutive securities, as of March 31, 2002, are as follows:

a)	stock options for 163,627 shares of the Company’s Common Stock,

b)	the Company’s Series G Preferred Stock that could convert, based on the market value of the Company Common Stock on March 31, 2002, into approximately 26,666,667 shares of the Company’s Common Stock,

c)	dividends in arrears on the Company’s Series G Preferred Stock that could convert into approximately 19,857,142 shares of the Company’s Common Stock.

These securities were not included in the computations of net loss per common share presented in the financial statements because they were anti-dilutive.

At March 31, 2002, the Company does not have enough authorized shares of Common Stock to either convert the Company’s Series G Preferred Stock and/or pay the dividends in arrears on the Company’s Series G Preferred Stock.

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

Rx MEDICAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information on the Company’s two business segments for the three months ended March 31, 2002 and 2001 (in thousands):

	Hospitals and
	Medical	Biological
	Clinics	Products	Corporate	Total

2002
Revenues	$2,577	$—	$—	$2,577
Operating profit (loss)	$(744)	$(37)	$(195)	$(976)
Capital expenditures (including capital leases)	$91	$—	$—	$91
Depreciation and amortization expense	$45	$—	$1	$46
Identifiable assets at end of period	$4,031	$1	$271	$4,303
2001
Revenues	$2,545	$—	$—	$2,545
Operating profit (loss)	$(564)	$(38)	$(191)	$(793)
Capital expenditures (including capital leases)	$140	$—	$—	$140
Depreciation and amortization expense	$37	$1	$2	$40
Identifiable assets at end of period	$2,787	$3	$235	$3,025

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

Results of Operations

Revenues from hospitals and medical clinics for the three months ended March 31, 2002 were $2.6 million compared to $2.5 million for the three months ended March 31, 2001. The increase in revenues from hospitals and medical clinics is primarily the result of an increase in patient services provided at and a decrease in contractual adjustments realized at the Dickenson County Medical Center (“DCMC”) which resulted in an increase of revenues of approximately $0.1 million.

There were no revenues generated from the distribution of biological products for the three months ended March 31, 2002 and 2001. This is the result of the Company facing challenges in securing reliable suppliers of biological products in which to distribute and the Company’s decision to de-emphasize this line of business.

Costs and expenses increased 6% to $3.5 million for the three months ended March 31, 2002 from $3.3 million for the three months ended March 31, 2001. Of these 2002 expenses, hospital management operations accounted for $3.3 million and the corporate expenses of the Company were $0.2 million. The increase in costs and expenses is primarily the result of (a) an increase in patient services provided at DCMC; (b) an increase in outsourced professional services utilized at DCMC, and (c) an increase in equipment leased under operating lease agreements at DCMC. These items, when aggregated, resulted in an increase of costs and expenses of approximately $0.2 million.

Interest expense increased 33% to $3.9 million for the three months ended March 31, 2002 from $2.9 million for the three months ended March 31, 2001. This increase is due to a higher level of borrowings from the Financing Source. (see “Financial Condition, Liquidity, and Capital Resources” below).

Financial Condition, Liquidity, and Capital Resources

During the three months ended March 31, 2002, the Company’s working capital deficit increased by approximately $4.7 million to $96.8 million. This increase in the working capital deficit was primarily due to a $5.3 million increase in the level of funding from the Financing Source, and a $0.5 million increase in operating cash. Through March 31, 2002, the Company’s ability to continue as a going concern is dependent on the continued funding of its operations by the Financing Source. Without this funding, the Company’s ability to operate its business would be adversely impacted. However, until the Company’s revenues increase so as to exceed the Company’s operating expenses, the Company will continue to utilize funding from the Financing Source, or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source are insufficient to pay the Company’s operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

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

Going Concern

The reports of the independent auditors of the Company on its 2001, 2000 and1999 consolidated financial statements express substantial doubt about the Company’s ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency and delinquencies and defaults on its accounts payable and other outstanding liabilities.

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

Rx MEDICAL SERVICES CORP

By: /s/ Michael L. Goldberg

Michael L. Goldberg Director, Chairman, and Chief Executive Officer

Date: June 27, 2002

By: /s/ Dennis Dolnick

Dennis Dolnick Chief Financial Officer

Date: June 27, 2002