Form 10-Q
period 2002-06-30
RX MEDICAL SERVICES CORP
filed 2002-08-14
CIK 868825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                                     1-10963
-------------------------------------------------------------------------------
                            (Commission File Number)

                            Rx Medical Services Corp.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                     87-0436782
   ----------------------------                       -------------------
   (State or other jurisdiction                          (IRS Employer
         of incorporation)                            Identification No.)

       888 East Las Olas Blvd., Suite 210, Fort Lauderdale, Florida 33301
-------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (954) 462-1711
-------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of shares outstanding of the registrant's common stock, par value $.002 per share, at June 30, 2002, was 23,145,034 shares.

                            RX MEDICAL SERVICES CORP.

                                    FORM 10-Q

                         Six Months Ended June 30, 2002

                                      INDEX

                                                                                                               Page No.
                                                                                                               --------
PART I.     FINANCIAL INFORMATION                                                                                  3

Item 1.     Financial Statements                                                                                   3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                                   14

PART II.    OTHER INFORMATION                                                                                     16

Item 1.     Legal Proceedings                                                                                     16

Item 2.     Changes In Securities and Use Of Proceeds                                                             16

Item 3.     Defaults Upon Senior Securities                                                                       16

Item 4.     Submission of Matters to a Vote of Security Holders                                                   16

Item 5.     Other Information                                                                                     16

Item 6 (a)  Exhibits                                                                                              16

Item 6 (b)  Reports on Form 8-K                                                                                   16

            SIGNATURES                                                                                            17

ITEM 1.           FINANCIAL STATEMENTS.

                            RX MEDICAL SERVICES CORP.
                      Consolidated Statements of Operations
                 (Dollars in thousands except per share amounts)

                                                                           Three Months Ended               Six Months Ended
                                                                               June 30,                        June 30,
                                                                       ---------------------------     ---------------------------
                                                                           2002           2001            2002             2001
                                                                       -----------     -----------     -----------     -----------
                                                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues:
      Hospitals and medical clinics                                      $ 2,676         $ 2,916         $ 5,253         $ 5,460
                                                                         -------         -------         -------         -------

Costs and expenses:
      Compensation and benefits                                            1,971           1,791           3,796           3,599
      Supplies                                                               312             308             607             601
      Fees for services                                                      317             317             668             600
      Bad debts                                                              405             247             674             487
      Depreciation and amortization                                           50              49              97              88
      Occupancy                                                              143             125             278             268
      Occupancy-related party                                                241             241             481             481
      Equipment rental and maintenance                                        93              56             190             121
      Equipment rental-related party                                          46              46              92              92
      Other                                                                  347             187             595             368
                                                                         -------         -------         -------         -------
                                                                           3,925           3,367           7,478           6,705
                                                                         -------         -------         -------         -------

 Operating loss                                                           (1,249)           (451)         (2,225)         (1,245)

Other income (expense):
      Interest                                                               (13)             (9)            (54)            (19)
      Interest - related party                                            (4,146)         (3,008)         (8,029)         (5,947)
      Gain on sale of intangible asset                                      --              --               300            --
      Gain on retirement/settlement of liabilities                         1,365             500           1,365             500
      Other income                                                            84              19             106              41
                                                                         -------         -------         -------         -------
                                                                          (2,710)         (2,498)         (6,312)         (5,425)
                                                                         -------         -------         -------         -------

 Net loss                                                                $(3,959)        $(2,949)        $(8,537)        $(6,670)
                                                                         =======         =======         =======         =======

 Basic and diluted net loss per common share                             $ (0.17)        $ (0.13)        $ (0.37)        $ (0.29)
                                                                         =======         =======         =======         =======

    The accompanying notes are an integral part of these financial statements

                            RX MEDICAL SERVICES CORP.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                     June 30,         December 31,
                                                                                                       2002              2001
                                                                                                   -----------        ------------
                                                                                                   (Unaudited)

Assets:
Current assets:
Cash                                                                                                 $    729           $    421
Accounts receivable (less allowance for doubtful accounts of
  $887 and $759 at 2002 and 2001, respectively)                                                         1,946              1,989
Inventories                                                                                               333                296
Other                                                                                                     253                233
                                                                                                     --------           --------
     Total current assets                                                                               3,261              2,939
                                                                                                     --------           --------

Property and equipment, at cost
Equipment                                                                                               1,200              1,056
Furniture, fixtures and improvements                                                                      104                105
                                                                                                     --------           --------

                                                                                                        1,304              1,161

Less: accumulated depreciation and amortization                                                          (811)              (731)
                                                                                                     --------           --------

                                                                                                          493                430

Other assets                                                                                               10                 11
                                                                                                     --------           --------

     Total assets                                                                                    $  3,764           $  3,380
                                                                                                     ========           ========

    The accompanying notes are an integral part of these financial statements

                            RX MEDICAL SERVICES CORP.
                     Consolidated Balance Sheets (continued)
                             (Dollars in thousands)

                                                                                             June 30,           December 31,
                                                                                              2002                  2001
                                                                                           -----------          ------------
                                                                                           (Unaudited)
Liabilities and shareholders' deficit:
     Current liabilities:
         Notes payable                                                                       $       16           $       16
         Notes payable - related party                                                           99,645               89,224
         Accounts payable                                                                         1,492                3,205
         Accrued liabilities                                                                      1,746                1,489
         Accrued liabilities - related party                                                        247                  227
         Accrued compensation, benefits and related taxes                                           765                  699
         Current portion of long-term debt - related party                                          142                  133
         Current portion of capital lease obligations                                                37                   43
         Current portion of capital lease obligations-related party                                --                     16
                                                                                             ----------           ----------
              Total current liabilities                                                         104,090               95,052
                                                                                             ----------           ----------

     Long-term liabilities:
         Long-term debt - related party                                                              39                  113
         Obligations under capital leases                                                            78                   91
                                                                                             ----------           ----------
              Total long-term liabilities                                                           117                  204
                                                                                             ----------           ----------

              Total liabilities                                                                 104,207               95,256
                                                                                             ----------           ----------

Commitments and contingencies                                                                      --                   --

Shareholders' deficit:
     Convertible preferred stock, $.001 par value, authorized shares 1,500,000, issued and outstanding 800,000 shares at 2002 and
       2001; aggregate liquidation preference of $1,100 and $1,070 at
       2002 and 2001, respectively                                                                    1                    1
     Common stock, $.002 par value, authorized 25,000,000 shares,
       issued and outstanding 23,145,034 shares at 2002 and 2001                                     46                   46
     Additional paid-in capital                                                                  44,989               45,019
     Accumulated deficit                                                                       (145,479)            (136,942)
                                                                                             ----------           ----------
              Total shareholders' deficit                                                      (100,443)             (91,876)
                                                                                             ----------           ----------

              Total liabilities and shareholders' deficit                                    $    3,764           $    3,380
                                                                                             ==========           ==========

   The accompanying notes are an integral part of these financial statements

                            RX MEDICAL SERVICES CORP.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                Six Months Ended June 30,
                                                                                             -------------------------------
                                                                                                2002                2001
                                                                                             -----------         -----------
                                                                                             (Unaudited)         (Unaudited)
Cash flows from operating activities:
     Net loss                                                                                $   (8,537)          $   (6,670)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                               97                   88
         Provision for bad debts                                                                    674                  487
         Gain on retirement/settlement of liabilities                                            (1,365)                (697)
         Changes in operating assets and liabilities:
           Increase in accounts receivable                                                         (631)                (530)
           Increase in inventories                                                                  (37)                 (25)
           Increase in other assets                                                                 (20)                (212)
           Decrease in accounts payable and accrued liabilities                                     (56)                (622)
           Increase (decrease) in accrued liabilities - related party                                21                 (101)

                                                                                             ----------           ----------
                 Net cash used in operating activities                                           (9,854)              (8,282)
                                                                                             ----------           ----------

Cash flows from investing activities:
     Acquisition of property and equipment                                                         (160)                (154)

                                                                                             ----------           ----------
                 Net cash used in investing activities                                             (160)                (154)
                                                                                             ----------           ----------

Cash flows from financing activities:
     Proceeds from notes payable and long-term debt - related party                              10,421                8,736
     Payments on notes payable, long-term debt and obligations under
       capital leases                                                                               (19)                 (27)
     Payments on notes payable, long-term debt and obligations under
       capital leases - related party                                                               (80)                 (86)

                                                                                             ----------           ----------
                 Net cash provided by financing activities                                       10,322                8,623
                                                                                             ----------           ----------

Net increase in cash                                                                                308                  187

Cash - beginning of period                                                                          421                   81
                                                                                             ----------           ----------

Cash - end of period                                                                         $      729           $      268
                                                                                             ==========           ==========


(Continued)

   The accompanying notes are an integral part of these financial statements

                            RX MEDICAL SERVICES CORP.
                Consolidated Statements of Cash Flows (Continued)
                             (Dollars in thousands)

                                                                                             Six Months Ended June 30,
                                                                                           -------------------------------
                                                                                               2002               2001
                                                                                           ------------        -----------
                                                                                            (Unaudited)        (Unaudited)
The following is supplementary information relating to the consolidated statement of cash flows:

Noncash investing and financing activities:
     Equipment purchased under capital leases                                                   $ --              $ 105
                                                                                                ====              =====

For the six months ended June 30, 2002 and 2001, interest paid, which includes interest on obligations under capitalized leases, was $2,834 and $1,921, respectively. No income taxes were paid during these periods.

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

The Company has experienced significant losses in each of the past three years, had a working capital deficit of $100.8 million at June 30, 2002 and is in default with respect to certain indebtedness. However, the accompanying financial statements have been prepared on the basis that the Company will continue as a going concern because management believes it has an attainable plan to overcome these matters and provide sufficient capital to operate for the coming year. The Company's ability to continue as a going concern is dependent on the continued funding of its operations from its primary financing source, National Century Financial Enterprises, Inc. and its affiliates (the "Financing Source") or an alternative source, without which funding the Company's ability to continue as a going concern would be adversely impacted.

While the Company has not yet reached operational profitability, it is attempting to improve operational profitability, as well as, cash flow. The Company's primary focus though is on the reorganization of the hospital ownership and management business.

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

NOTE 2 - GAIN ON SETTLEMENT OF LIABILITY

In July 1998, an action was commenced against the Company in the Superior Court of California, County of Contra Costa, under the title North Bay MRI Associates
v. Rx Medical Services Corp. (Case No. C 98-02610). The complaint stated many issues though the primary issue was that Rx Medical Services Corp. guaranteed the performance of a lease agreement entered into by a partnership of which a subsidiary of the Company was a general partner. This subsidiary was included in voluntary bankruptcy petition of Manatee Medical Laboratories, Inc. filed on April 4, 1996. The Company chose not to defend against this action and on October 20, 1998, a judgment by default was entered against the Company in the amount of $1,432,900. The Company established a liability account, which was included in accounts payable, for the full amount of the judgment. In February 2002, the Company settled this action with the plaintiffs for $80,000 in cash and the transference from the Company's Chief Executive Officer of 210,000 shares of the Company's Common Stock. The Company recognized a gain on settlement of liability, in the second quarter of 2002, of approximately $1.4 million.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

Notes payable - related party includes notes payable due to the Financing Source that are collateralized by accounts receivable and equipment. The collateral also includes all the issued and outstanding common stock of Consolidated Health Corporation of Mississippi, Inc. The Company has defaulted on the required payments due under these notes payable, which aggregate $99.6 million at June 30, 2002.

NOTE 4 - PREFERRED STOCK

Pursuant to an agreement, dated June 27, 2002, between the Company and Healthcare Capital, LLC ("HCC"), the sole shareholder of the Company's Series G Preferred Stock, the Company has amended the preferences, rights and limitations of the Company's Series G Preferred Stock effective April 2, 2002 (the "Amendment Date"). The amendments to this series of Preferred Stock are as follows:

         a) As of the Amendment Date this series of Preferred Stock shall cease to accrue dividends,

         b) HCC, anytime after July 1, 2002 and until June 30, 2004, can convert any or all remaining unconverted shares,

                            RX MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         c) A change in control of the Company will result in the automatic conversion of all remaining unconverted shares of the Company's Series G Preferred Stock on the date the change in control occurs,

         d) The automatic conversion date of July 1, 2002 has been changed to July 1, 2004.

Also pursuant to this agreement the Company and HCC have agreed:

         a) That as of the Amendment Date the Company owes HCC 19,857,142 shares of the Company's Common Stock for dividends which have been accrued for but not paid pursuant to the preferences, rights and limitations of the Company's Series G Preferred Stock and

         b) to reduce the number of shares of the Company's Common Stock owed to HCC for dividends which have been accrued for but not paid pursuant to the preferences, rights and limitations of the Company's Series G Preferred Stock to a certain number of shares of the Company's Common Stock to be agreed upon prior to the amended automatic conversion date of July 1, 2004 or to any conversion event that shall take place prior to July 1, 2004.

NOTE 5 - EARNINGS PER SHARE

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

                            RX MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following tables reflects the computation of the net loss per common share:

                                                                                      Three Months Ended June 30,
                                                                         -------------------------------------------------------
                                                                                  2002                            2001
                                                                         -----------------------         -----------------------
                                                                                        Per-Share                       Per-Share
                                                                          Amount          Amount         Amount           Amount
                                                                         -------        ---------        -------        ---------
Loss from continuing operations                                          $(3,959)        $ (0.17)        $(2,949)        $ (0.13)
Dividends on preferred stock                                                --              --               (30)          (0.00)
                                                                         -------         -------         -------         -------
Loss available to common
  shareholders'                                                           (3,959)          (0.17)         (2,979)          (0.13)
Other Items                                                                 --              --              --              --
                                                                         -------         -------         -------         -------
Net loss                                                                 $(3,959)        $ (0.17)        $(2,979)        $ (0.13)
                                                                         =======         =======         =======         =======
Weighted average common
  shares outstanding                                                      23,145                          23,146
                                                                         =======                         =======

                                                                                        Six Months Ended June 30,
                                                                         -------------------------------------------------------
                                                                                  2002                            2001
                                                                         -----------------------         -----------------------
                                                                                        Per-Share                       Per-Share
                                                                          Amount          Amount         Amount           Amount
                                                                         -------        ---------        -------        ---------
Loss from continuing operations                                          $(8,537)        $ (0.37)        $(6,670)        $ (0.29)
Dividends on preferred stock                                                 (30)          (0.00)            (60)          (0.00)
                                                                         -------         -------         -------         -------
Loss available to common
  shareholders'                                                           (8,567)          (0.37)         (6,730)          (0.29)
Other items                                                                 --              --              --              --
                                                                         -------         -------         -------         -------
Net loss                                                                 $(8,567)        $ (0.37)        $(6,730)        $ (0.29)
                                                                         =======         =======         =======         =======
Weighted average common
  shares outstanding                                                      23,145                          23,146
                                                                         =======                         =======

The Company has issued potential common share securities that could potentially dilute basic earnings per share in the future. These potentially dilutive securities, as of June 30, 2002, are as follows:

         a)       stock options for 163,627 shares of the Company's Common
                  Stock,

         b) the Company's Series G Preferred Stock that could convert, based on the market value of the Company Common Stock on June 30, 2002, into approximately 26,666,667 shares of the Company's Common Stock,

         c) dividends in arrears on the Company's Series G Preferred Stock convertible into 19,857,142 shares of the Company's Common Stock.

                            RX MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These securities were not included in the computations of net loss per common share presented in the financial statements because they were anti-dilutive.

At June 30, 2002, the Company does not have enough authorized shares of Common Stock to either convert the Company's Series G Preferred Stock and/or pay the dividends in arrears on the Company's Series G Preferred Stock.

NOTE 6 - BUSINESS SEGMENTS

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

As of June 30, 2002, the Company effectively discontinued the distribution of biological products line of business and thus the Company's only remaining operating segment is the operation of hospitals and medical clinics.

The following table presents information on the Company's applicable business segments for the six months ended June 30, 2002 and 2001 (in thousands):

                                                       Hospitals and
                                                          Medical          Biological
                                                          Clinics           Products          Corporate             Total
                                                       -------------       ----------        ----------           ---------
        2002
Revenues                                                 $  5,253           $   --             $     --           $  5,253
Operating profit (loss)                                  $ (1,764)          $  (50)            $   (411)          $ (2,225)
Capital expenditures
 (including capital leases)                              $    159           $   --             $      1           $    160
 Depreciation and
   amortization expense                                  $     95           $   --             $      2           $     97
Identifiable assets at
  end of period                                          $  3,634           $   --             $    130           $  3,764

        2001
Revenues                                                 $  5,460           $   --             $    --            $  5,460
Operating profit (loss)                                  $   (796)          $  (77)            $   (372)          $ (1,245)
Capital expenditures
 (including capital leases)                              $    259           $   --             $   --             $    259
 Depreciation and
   amortization expense                                  $     84           $      1           $      3           $     88
Identifiable assets at
  end of period                                          $  3,162           $      2           $    249           $  3,413

                            RX MEDICAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - SUBSEQUENT EVENTS

On August 9, 2002, options to acquire 12,502 shares of the Company's Common Stock expired unexercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months:

Revenues from hospitals and medical clinics for the three months ended June 30, 2002 were $2.6 million compared to $2.9 million for the three months ended June 30, 2001. The decrease in revenues from hospitals and medical clinics is primarily the result of a decrease in patient services provided at and an increase in contractual adjustments realized at the Dickenson County Medical Center ("DCMC") which resulted in a decrease of revenues of approximately $0.3 million.

Costs and expenses increased 17% to $3.9 million for the three months ended June 30, 2002 from $3.3 million for the three months ended June 30, 2001. Of these 2002 expenses, hospital management operations accounted for $3.7 million and the corporate expenses of the Company were $0.2 million. The increase in costs and expenses is primarily the result of an increase in compensation and benefits, an increase in the provision for doubtful accounts and an increase in other operating expenses incurred in providing patient services at DCMC.

Interest expense increased 38% to $4.1 million for the three months ended June 30, 2002 from $3.0 million for the three months ended June 30, 2001. This increase is due to a higher level of borrowings from the Financing Source. (see "Financial Condition, Liquidity, and Capital Resources" below). Interest expense for the three months ended June 30, 2001 was reduced $0.3 million for the reversal of accrued interest.

Six Months:

Revenues from hospitals and medical clinics for the six months ended June 30, 2002 were $5.2 million compared to $5.4 million for the six months ended June 30, 2001. The decrease in revenues from hospitals and medical clinics is primarily the result of a decrease in patient services provided at DCMC which resulted in a decrease of revenues of approximately $0.2 million.

Costs and expenses increased 12% to $7.4 million for the six months ended June 30, 2002 from $6.7 million for the six months ended June 30, 2001. Of these 2002 expenses, hospital management operations accounted for $7.0 million and the corporate expenses of the Company were $0.4 million. The increase in costs and expenses is primarily the result of an increase in compensation and benefits, an increase in the provision for doubtful accounts and an increase in other operating expenses incurred in providing patient services at DCMC.

Interest expense increased 35% to $8.0 million for the six months ended June 30, 2002 from $5.9 million for the six months ended June 30, 2001. This increase is due to a higher level of borrowings from the Financing Source. (see "Financial Condition, Liquidity, and Capital Resources" below). Interest expense for the six months ended June 30, 2001 was reduced $0.3 million for the reversal of accrued interest.

Financial Condition, Liquidity, and Capital Resources

During the six months ended June 30, 2002, the Company's working capital deficit increased by approximately $8.7 million to $100.8 million. This increase in the working capital deficit was primarily due to a $10.4 million increase in the level of funding from the Financing Source, and a $1.3 million decrease in accounts payable and accrued liabilities. Through June 30, 2002, the Company's ability to continue as a going concern is dependent on the continued funding of its operations by the Financing Source. Without this funding, the Company's ability to operate its business would be adversely impacted. However, until the Company's revenues increase so as to exceed the Company's operating expenses, the Company will continue to utilize funding from the Financing Source, or other alternative sources of funding, to the extent available. To the extent fundings from the Financing Source are insufficient to pay the Company's operating expenses, the Company will require alternative sources of funding. There can be no assurance that any alternative sources of financing will be available to the Company at such point in time, or if obtainable, on terms that are commercially feasible.

The Company's current operations are presently being funded through financing agreements with the Financing Source. Financing agreements exist between the Financing Source, the Company and four of the Company's subsidiaries.

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

Going Concern

The reports of the independent auditors of the Company on its 2001, 2000 and 1999 consolidated financial statements express substantial doubt about the Company's ability to continue as a going concern. Factors contributing to this substantial doubt include recurring operating losses, a working capital deficiency and delinquencies and defaults on its accounts payable and other outstanding liabilities.

As mentioned in the Financial Condition section, the Company is dependent on the continued funding currently being received from the Financing Source to continue operations. The discontinuance of such funding, and the unavailability of financing to replace such funding, could result in the Company ceasing its operations.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  See Note 2 - Gain On Settlement Of Liability in Item 1 Financial Statements of Part I Financial Information.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  See Note 4 - Preferred Stock in Item 1 Financial Statements of
                  Part I Financial Information.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  See Note 3 - Notes Payable - Related Party in Item 1 Financial Statements of Part I Financial Information.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None


ITEM 6 (A).       EXHIBITS

                  See Exhibit 99.1 - Certification to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                  See Exhibit 99.2 - Certification to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

ITEM 6 (B).       REPORTS ON FORM 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rx MEDICAL SERVICES CORP.



By: /s/ Michael L. Goldberg
   --------------------------------
    Michael L. Goldberg
    Chief Executive Officer

    Date: August 14, 2002



By: /s/ Dennis Dolnick
   --------------------------------
    Dennis Dolnick
    Chief Financial Officer

    Date: August 14, 2002